Form 10QSB
period 1996-03-31
THERMO-MIZER ENVIRONMENTAL CORP
filed 1996-05-16
CIK 934379

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Nine months Ended                                 Commission File Number
     March 31, 1996                                                 33-87284-N4



                        THERMO-MIZER ENVIRONMENTAL CORP.
                                528 Oritan Avenue
                              Ridgefield, NJ 07657
                                Tel: 201-941-5805

         Delaware                                          22-2312917
(State of Incorporation)                   (I.R.S. Employer Identification No.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [root]






At March 31, 1996, the latest practicable date, there were 1,896,500 shares of Common Stock outstanding, $.001 par value.

                        THERMO MIZER ENVIRONMENTAL CORP.


                                      INDEX

                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements:

Condensed Balance Sheets
                                                            3-4
March 31, 1996 and June 30, 1995

Condensed Statements of Operations
and Retained Earnings                                        5
for the three months ended
March 31, 1996 and 1995.

Condensed Statements of Income and Retained Earnings        6
for the nine months ended
March 31, 1996 and 1995.

Condensed Statements of Cash Flows                          7
for the nine months ended
March 31, 1996 and 1995

Notes to Condensed Financial Statements
                                                            8


Item 2. Managements Discussion and Analysis of             9
Financial Condition and Results of Operations.





PART II.          OTHER INFORMATION                        11

                        THERMO MIZER ENVIRONMENTAL CORP.

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS

Current Assets                                              March 31,1996
                                                              (Unaudited)

         Cash                                               $     95,334
         Certificates of deposit                               2,879,893
         Contract receivables-net of allowance
             of $10,000 and $15,000                              577,425

         Inventory                                               347,140
         Contract revenues in excess of billings on
             uncompleted contracts                               116,076
         Prepaid expenses and other                              182,158


                  Total Current Assets                         4,198,026


Property and Equipment - Net                                      72,361


Other Assets

         Deferred offering costs
       Security deposits                                           5,867
                  Total Other Assets                               5,867

                  Total Assets                               $ 4,276,254


                        THERMO MIZER ENVIRONMENTAL CORP.

                            CONDENSED BALANCE SHEETS


                                     ASSETS

Current Assets
                                                         June 30, 1995

         Cash                                            $   59,313
         Certificates of deposit
         Contract receivables-net of allowance
             of $10,000 and $15,000                         605,439
         Inventory                                          153,090
         Contract revenues in excess of billings on
             uncompleted contracts                           50,631
         Prepaid expenses and other                          19,849

                  Total Current Assets                      888,322

Property and Equipment - Net                                 66,016

Other Assets

         Deferred offering costs                            108,053
         Security deposits                                    5,867
                  Total Other Assets                        113,920

                  Total Assets                          $ 1,068,258




                      SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                        THERMO MIZER ENVIRONMENTAL CORP.


                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                       LIABILITIES AND STOCKHOLDERS EQUITY



Current Liabilities                                  March 31, 1996
                                                       (Unaudited)

         Notes payable-Bank                           $    375,000
         Current maturities of long-term debt
         Accounts payable - trade                           69,628
         Billings in excess of contract revenues
           on uncompleted contracts                          9,579
         Accrued expenses and other taxes                  137,915
         Income taxes payable                                7,884



                  Total Current Liabilities                600,006
Long-term Debt, less current maturities

Commitments and Contingencies

Stockholders Equity
         Common Stock, $.001 par value,
         25,000,000 shares authorized;
         1,896,500 shares issued and                         1,896
         outstanding in 1996; and
         1,125,000 shares issued and
         outstanding in 1995.
         Additional paid-in capital                      3,243,151
         Retained earnings                                 431,201

          Total Stockholders Equity                     3,676,248

                           Total Liabilities and
                           Stockholders Equity      $    4,276,254



                       SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                      THERMO MIZER ENVIRONMENTAL CORP.


                            CONDENSED BALANCE SHEETS
                       LIABILITIES AND STOCKHOLDERS EQUITY



Current Liabilities                                          June 30, 1995


         Notes payable-Bank                                    $  200,000
         Current maturities of long-term debt                      16,188
         Accounts payable - trade                                  91,214
         Billings in excess of contract revenues
           on uncompleted contracts                                 7,419
         Accrued expenses and other taxes                          95,468
         Income taxes payable                                      19,769

                  Total Current Liabilities                        430,058

Long-term Debt, less current maturities                            91,071

Commitments and Contingencies

Stockholders Equity
         Common Stock, $.001 par value,
         25,000,000 shares authorized;
         1,896,500 shares issued and                                1,125
         outstanding in 1996; and
         1,125,000 shares issued and
         outstanding in 1995.
         Additional paid-in capital                               129,375
         Retained earnings                                        416,629


                           Total Stockholders Equity             547,129

                           Total Liabilities and
                           Stockholders Equity               $ 1,068,258


    SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                        THERMO-MIZER ENVIRONMENTAL CORP.

                 CONDENSED STATEMENTS OF OPERATIONS AND RETAINED
                                    EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995.
                                   (UNAUDITED)

                                             FOR THE THREE MONTHS
                                                 ENDED MARCH 31,
                                              1996             1995

Contract and other revenues              $   426,084       $  633,393
Cost of revenues                             337,383          380,505

         Gross profit                         88,701          252,888

Expenses
         Personnel and related costs          59,541           69,236
         Administrative expenses              70,440           38,999
         Product development costs            37,654           54,839
         Selling expenses                     26,189           25,259
         Occupancy costs                      10,840           10,603
Total expenses                               204,664          198,936

         Operating income (loss)            (115,963)          53,952

Interest - net                                 1,735          (13,459)

         Income before income taxes         (114,228)          40,493

Income taxes(benefit)                         39,294          (14,350)

Net income (loss)                            (74,934)          26,143

Retained earnings - beginning                506,135          399,282

Retained earnings - ending               $   431,204        $ 425,425


Earnings (Loss) Per Share                     ($0.05)           $0.02

Weighted Average Number of Common and       1,485,033       1,125,000
Common Equivalent  Shares Outstanding




                       SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                        THERMO-MIZER ENVIRONMENTAL CORP.
                 CONDENSED STATEMENTS OF OPERATIONS AND RETAINED
                                    EARNINGS
               FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995.
                                   (UNAUDITED)

                                                     FOR THE NINE MONTHS

                                                        ENDED MARCH 31,

                                                    1996             1995

Contract and other revenues                   $  1,604,011       $ 2,006,759

Cost of revenues                                 1,030,524         1,317,972

         Gross profit                              573,487           688,787

Expenses
         Personnel and related costs               181,046           171,937
         Administrative expenses                   154,197           122,033
         Product development costs                 137,908           129,516
         Selling expenses                           50,307            43,818
         Occupancy costs                            27,830            31,013

Total expenses                                     551,288        .  498,317

         Operating Income                           22,199           190,470

Interest - net                                      12,873            33,670

         Income before income taxes                  9,326           156,800

Income taxes - net (benefit)                        (5,246)                  53,324

         Net  Income                                14,572           103,476

Retained Earnings - beginning                      416,629           321,949

Retained Earnings - ending                     $   431,201         $ 425,425


Earnings Per Share                                    $.01              $.09

Weighted Average Number of Common and            1,245,011         1,125,000
 Common Equivalent Shares Outstanding

                     SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                        THERMO-MIZER ENVIRONMENTAL CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995.
                                   (UNAUDITED)

                                                        ENDED MARCH 31,

                                                  1996                  1995
Cash flows from operating activities:
         Net income                            $  14,575            $  103,476
         Adjustments to reconcile net earnings
             to net cash provided by operating
             activities
                  Depreciation                     9,225                 7,513
                  (Increase) Decrease in net
                  operating assets              (378,077)              (78,830)

                  Net cash provided by (used in)
                  operating activities          (354,277)               32,159

Cash flows used in investing activities:
         Purchase of property and equipment      (15,570)

Cash flows from (used in) financing activities:
         Payments on debt                       (311,839)              (83,482)
         Proceeds from debt                      375,000               150,000
         Costs associated with proposed
             initial public offering            (807,400)             (105,868)
         Sale of common stock and
             redeemable warrants               4,030,000

             Net cash provided by (used in)
                   financing activities        3,285,761               (39,350)

Net increase (decrease) in cash                2,915,914                (7,191)

Cash and cash equivalents - beginning             59,313                47,582


Cash and cash equivalents - ending            $2,975,227              $ 40,391



              SEE ACCOMPANYING NOTES ON CONDENSED FINANCIAL STATEMENTS

Notes to Condensed Interim Financial Statements (Unaudited)



1. The accompanying condensed interim financial statements for the three and nine month periods ended March 31, 1996 and 1995 are unaudited and include all adjustments considered necessary by management for a fair presentation. The results of operations realized during each interim period are not necessarily indicative of results to be expected for a full fiscal year.

2. On February 27, 1996 the Company completed an initial public offering of its common stock and redeemable warrants which resulted in net proceeds, after all expenses, of $3,114,547. Each warrant entitles the holder thereof to purchase one share of common stock for $6.00. Such warrants become exercisable one year from the closing of the initial public offering and remain exercisable for a period of four years thereafter. The warrants are redeemable for $.05 per warrant commencing two years from the closing date of the offering if the closing price of the Companys common stock equals or exceeds $7.50 for 20 consecutive days. 3. Earnings per share are calculated based on the weighted average number of common and common equivalent shares outstanding during each period after giving retroactive effect to the .75 to 1 reverse stock split completed in January 1996. No redeemable warrants were assumed to be exercised for the pupose of these calculations because such assumption would be antidilutive.

MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General The Companys operations are currently dominated by systems contracts with customers in the pharmaceutical and chiller control industries. Fluctuations in sales, revenues and operating results can and do occur due to the timing of such contracts because certain larger contracts require greater amounts of vendors materials and use of subcontractors than do other contracts. Sales represent confirmed customer orders while revenue is products and services delivered and billed during the period. Generally, gross margins are lower on those contracts which require the purchase of significant amounts of vendor materials and services compared with contracts which are more engineering or labor intensive. In addition, the Companys engineering staff is capable of serving a significant volume of business. Thus, engineering costs do not fluctuate at the same rate as revenues. This means that if revenues increase, gross profits will increase at a faster rate than revenue. The reverse is true if revenues were to decrease below the break even point.

Because of the Companys historical emphasis on systems sales, a substantial portion of its revenue is derived from a relatively few number of contracts.
In general, the Company has between 45 and 50 open contracts in a fiscal quarter of which fewer than ten comprise more than 50 percent of revenues for that quarter. This also means that a small number of customers make up a large percentage of sales. For the nine months ended March 31, 1996, revenue from four customers comprised 66% of total revenue (with individual customers comprising 22%, 17%, 14% and 13%, respectively, of total revenue.) For the fiscal year ended June 30, 1995 revenue from three customers accounted for 50% of total revenue with individual customers comprising 21%, 15% and 14%, respectively, of total revenue.

The Company is implemeting a strategy to reduce its dependence on large contracts by increasing its focus on products sales. Its product development efforts have resulted in the recent introduction of two new products, and several other are under development. No assurance can be given that the Company will be successful in these efforts.

Results of Operations

Comparison of the Nine Month Periods Ended March 31, 1996 and 1995.

Contract and other revenues decreased by $402,748 from $2,006,759 in 1995 to $1,604,011 for the comparable period in 1996. This 20% decline resulted principally from delay in certain large contracts caused by the severe winter in the Northeast. The Company is a subcontractor with respect to these contracts and must adhere to schedule changes established by the prime contractor. The Companys backlog of signed contracts was $1,222,000 at March 31,1996 (compared with $523,000 at March 31, 1995), substantially all of which is currently scheduled to be completed by December 31, 1996.

Cost of revenues declined by $287,448 (or 22%) from $1,317,972 in the nine months ended March 31,1995 to $1,030,524 during the corresponding period in 1996 which corresponds closely to the decline in contract and other revenues which occurred during the same period.

The gross margin percentage remained relatively consistent between periods (36% in 1996 and 34% in 1995). The impact of the decrease in revenue volume in 1996 was offset by the fact that the ontracts performed in fiscal 1996 had a greater percentage of labor compared with those in 1995. In general, labor intensive jobs result in higher margins than do material intensive jobs.

Operating expenses increased by $52,971 from $498,317 during the nine months ended March 31, 1995 to $551,288 during the corresponding period in 1996. This 11% increase resulted principally from increases in insurance $11,109), director fees ($12,700), and audit fees ($15,750), substantially all of which were incurred because the Company became a public entity in 1996.

Net interest expense decreased by $20,797 because the Company realized interest income of $9,557 during the period subsequent to the completion of the public offering. Interest expense also decreased because of a decrease in rates brought about by market conditions and the more favorable terms negotiated with a bank for borrowings after the completion of the public offering.

Three Months Ended March 31, 1996 and 1995.

The factors affecting the three-month period are substantially the same as those described above for the nine-month periods, except that the impact of weather relaated delays was more severe. The decline in revenue (of 33%) for this period was primarily the result of contracts being delayed by weather and other conditions beyond the Companys control. The gross margin percentage for this three months ended March 31, 1996 was 21% which is below the Company's historical levels because the volume for this period was low in relation to fixed costs. Operating expenses were relatively constant. Increased levels of insurance, audit and director costs this three month period caused by the Company becoming a public entity were substantially offset by cutbacks in clerical staff and discretionary product development costs.

Interest expense declined because of the amounts earned on the proceeds of the initial public offering and a reduction in rates brought about by refinancing outstanding loans subsequent to the initial public offering.

Liquidity and Capital  Resources

The Company completed an initial public offering of its common stock and warrants in February 1996. The net proceeds therefrom ($3,114,500) provide the Company with adequate liquidity and resources to meet its needs during the foreseeable future.

The Company also has a $375,000 loan dated March 8, 1996 outstanding with a bank and is collateralized by a certificate of deposit. Such loan bears interest spread at the rate of one percent per annum and is due on April 1, 1997. The proceeds of this bank loan were used to repay indebtedness due principally to trusts for family members of company officers. The bank loans are at rates more favorable than the loans which were repaid.

The Company is considering negotiating a formal credit facility with a bank although no additional sources of funds are necessary at this time.

  PART II           OTHER INFORMATION

  Item 1                    Legal Proceedings

                            None

  Item 2                    Changes in Securities

                            On February 27, 1996, the Company
                            completed an initial public offering of 771,500 shares of its common stock and 1,500,000 redeemable warrants resulting in net proceeds of $3,114,547.The Offering is described in Note 3 to the Unaudited Condensed Financial Statements.

  Item 3                    Defaults on Senior Securities

                            None

  Item 4                    Submission of Matters to a Vote of Shareholders

                            None

  Item 5                    Other Information

                            None

  Item 6                    Exhibits and Reports on Form 8-K

                            None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       THERMO MIZER ENVIRONMENTAL CORP.

                       (Registrant)  /s/ Jon J. Darcy

                        Jon J. Darcy President and CEO




Date: February 14, 1996