Form 10QSB/A
period 1996-03-31
THERMO-MIZER ENVIRONMENTAL CORP
filed 1996-09-06
CIK 934379

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

AMENDMENT
                                   FORM 10-QSB/A-1

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

                       THERMO MIZER ENVIRONMENTAL CORP.

                       (Registrant)  /s/ Jon J. Darcy

                        Jon J. Darcy President and CEO




Date: August 16, 1996

Exhibit 27


Item Number                                 Item Description

5-02 (1)                Cash and cash items                        2,975,227
5-02(2)                 Marketable securities                             0
5-02(2)(3)(a)(1)        Notes and accounts receivable -- trade       587,425
5-02(4)                 Allowances for doubtful accounts   -          10,000
5-02(5)                 Inventory                                    347,140
5-02(9)                 Total Current Assets                       4,198,026

5-02(13)                Property, plant and equipment                407,418
5-02(14)                Accumulated depreciation                     335,056
5-02(18)                Total Assets                               4,276,254

5-02(21)                Total current liabilities                    600,006
5-02(22)                Bonds, mortgages and similar debt                 0
5-02(28)                Preferred stock -- mandatory redemption           0
5-02(29)                Preferred stock -- no mandatory redemption        0
5-02(30)                Common stock                                   1,896
5-02(31)                Other stockholders equity                  3,674,352
5-02(32)                Total liabilities and stockholders equity  4,276,254

5-03(b)(1)(a)           Net sales of tangible products                    0
5-03(b)1                Total revenue                              1,604,011
5-03(b)2(a)             Cost of tangible goods sold                       0
5-03(b)2                Total costs and expenses
                          applicable to sales and revenues         1,030,524
5-03(b)3                Other costs and expenses                     551,288
5-03(b)5                Provision for doubtful accounts and notes         0
5-03(b)(8)              Interest and amortization of debt discount    12,873
5-03(b)(10)             Income before taxes and other items            9,326
5-03(b)(11)             Income tax expense   -                         5,246
5-03(b)(14)             Income/loss continuing operations             14,572
5-03(b)(15)             Discontinued operations                           0
5-03(b)(17)             Extraordinary items                               0
5-03(b)(18)             Cumulative effect --
                          changes in accounting principles                0
5-03(b)(19)             Net income or loss                            14,572
5-03(b)20)              Earnings per share -- primary                 $0.01
5-03(b)20)              Earnings per share -- fully diluted           $0.01

                                         September 5, 1996

Securities and Exchange Commission
Washington, D.C.



                        Re: Thermo-Mizer Environmental Corp.



Gentlemen:

On behalf of our cllient, we transmit to you Form 10-QSB/A-1 for the nine months ended March 31, 1996.

                        Very truly yours,

                        Steven Schuster