Form 10KSB
period 1996-06-30
THERMO-MIZER ENVIRONMENTAL CORP
filed 1996-09-30
CIK 934379

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

         (Mark One)
         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1996
                          -------------

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______  to _______

Commission file number 33-80961-NY
                       -----------

                        THERMO-MIZER ENVIRONMENTAL CORP.
                        -------------------------------
                 (Exact name of small business in its charter)

                Delaware                              22-2312917
                --------                              ----------
      (State or other jurisdiction                 (I.R.S. Employer
      of incorporation or organization)           Identification No.)

     528 Oritan Avenue, Ridgefield, NJ                   07657
     ---------------------------------                   -----
   Address of principal executive offices)             (Zip Code)

Issuer's telephone number, including area code:  201-941-5805
                                                 ------------

Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $.001;
                         ------------------------------
                              Redeemable Warrants
                              -------------------

                  Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                  Issuer's revenues for its most recent fiscal year were $ 2,125,959. The aggregate market value of common voting stock held by non-affiliates of the Issuer was approximately $ 2,939,575 computed by reference to the last sale price at which the stock was sold on June 25, 1996 as reported by Nasdaq. As of September 6, 1996, 1,896,500 shares of common stock and 1,725,000 redeemable warrants were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
The information required in Part III by Items 9, 10, 11 and 12 is incorporated by reference to the Registrant's proxy statement in connection with the annual meeting of shareholders to be held on November 14, 1996, which will be filed by the Company within 120 days after the close of its fiscal year.

PART I

ITEM 1.           DESCRIPTION OF BUSINESS

         Thermo-Mizer Environmental Corp. (the "Company"), based in Ridgefield, New Jersey, designs, produces, and markets products based on microprocessors which control or monitor temperature, humidity, emissions, and pollutants. From its inception, the Company's primary products were chiller controls for air conditioning systems in large office buildings and institutions and systems to monitor temperature and humidity conditions in hospitals and pharmaceutical manufacturing facilities. In 1990, Congress enacted the 1990 Amendments to the Clean Air Act (the "1990 Amendments") which, among other things, require the monitoring of emissions on a continuous basis. The Company has developed products that are an integral part of Continuous Emission Monitoring Systems. These products provide for reading, digitizing, calculating, storing and reporting on the pollutants measured by sensors and analyzers provided by others. It is anticipated that the demand for CEM systems will increase as additional regulations providing for enhanced reporting of emissions become effective. Each state has the responsibility of developing an implementation plan. There is not one date certain when the regulations pertaining to CEM become effective. In addition, the Company's products are used in the manufacturing process of pharmaceutical products. Pursuant to regulations of the Food and Drug Administration (the "FDA"), pharmaceutical manufacturers must monitor and record the physical conditions under which certain pharmaceutical products are manufactured because such factors as temperature and humidity can affect the quality and composition of the manufactured product.

GENERAL

         The Company was founded in 1978 by Jon J. Darcy to provide energy efficient products for large heating and cooling systems. Since its inception, the Company had changes in ownership and developed a family of products and equipment related to environmental services. The Company was sold to a British company in 1981. In 1984, Jon J. Darcy and several partners used a corporation named Control Engineering which had been a subsidiary of the Company to acquire the Company's assets. The subsidiary's name was changed to Thermo Engineering, Inc. In 1987 Mr. Darcy increased his ownership interest and, since that time, has determined the direction of the Company. In 1994, the name of the Company was changed to Thermo-Mizer Environmental Corp., the corporate domicile was changed from New Jersey to Delaware, and the capital structure was changed in that one share was exchanged for 1,000 shares of common stock. In January 1996, the Company effected a 1 to .75 reverse stock split of its common stock. In March 1996, the Company completed an initial public offering of its common stock and redeemable warrants.

         Since inception, the Company's primary products related to chiller controls and systems to monitor environmental conditions in hospitals and the manufacturing areas of pharmaceutical companies. Chillers are an integral part of the mechanical air conditioning systems in large buildings. In 1992, the Company began adapting its proprietary technology to products that meet the anticipated demand created by amendments adopted in the 1990 Amendments.

1990 AMENDMENTS

         Congress adopted amendments to the Clean Air Act in Public Law 101-549 on November 15, 1990. The 1990 Amendments to the Clean Air Act, among other things, require the monitoring of smoke stack and other emissions on a continuous basis. The 1990 Amendments allow individual states to develop their own implementation plans. The basics of the implementation plans will require that the data be gathered and then assimilated and organized into reports and summaries which must be submitted to the appropriate environmental regulatory authorities in a format acceptable to such authorities. Management believes that the new provisions will create additional demand for the Company's CEM products over the next several years as different provisions become effective and as federal regulatory authorities and state regulating agencies implement and adopt regulations for CEM systems.

         The 1990 Amendments require all major industrial sources of air pollution to obtain a comprehensive operating permit. This permit represents the means to implement the enhanced monitoring process required by the regulations. Enhanced monitoring requires that an owner or operator detect deviations involving the emission of six major pollutants for which the EPA has set national standards. The pollutants include sulfur dioxide, lead, nitrogen oxide, and carbon monoxide. The emissions must be monitored with sufficient accuracy, frequency, precision, reliability and timeliness to determine if compliance is continuous during the relevant reporting period. In regulations adopted by the EPA, CEM provisions are applicable to electric or steam generation plants with capacities greater than 10 million BTU's per hour. Market information and projections are not readily available, however, the Company believes that the largest portions of the marketplace are located in New York, New Jersey, Texas and California.

         The 1990 Amendments require the reduction of the types and amounts of pollutants which can be emitted into the air. They also established a system of "emission credits" which can be earned by companies reducing their emission levels below prescribed levels. These "emission credits" can then be sold to companies having emission levels above the prescribed levels. It is believed that an active market may develop for these emission credits. Several states, including California, Michigan and New Jersey, are now establishing or have established public registries to facilitate the trading of emission credits. Companies not in compliance will be subject to penalties, including fines and other restrictions. CEM systems will be an integral part of the emission credits process because they will report the level of emissions by the facility which substantiates the basis for receiving credits.

PRODUCTS AND TECHNOLOGIES

         The Company has one basic product line, products used for data collection and analysis, with users spread over many industries. The Company's products are designed to permit users to gather, analyze, summarize, and store data about certain aspects of a physical environment on a real time basis. Users of these products consist of industries having smoke stack emissions
(CEM), the pharmaceutical industry, and large office buildings and institutions (chiller controls). All of the Company's products are microprocessor-based and use the same computer board, proprietary operating system (an operating system owned and developed for the Company), and input/output circuit board.

         Each system is comprised of three basic parts. Data gathering is accomplished in the target environment through sensors and analyzers which are hardware devices purchased from other manufacturers. The sensors and analyzers are placed in smoke stacks or in exhaust outlets. In the pharma- ceutical manufacturing facilities the sensors and analyzers are placed in the manufacturing area. The analyzers convert the data to electrical signals which are transferred to the microprocessor. The Thermo-Mizer is a microprocessor included in all Company systems which converts the real time data transmitted from the analyzers and sensors to digital form which can then be processed by a computer. The Thermo-Mizer digitizes the data from the analyzers and sensors, performs all the required calculations, prepares the data for storage, formats the data, and transmits the data to a personal computer. The personal computer is used to store the data in a data base and generates reports as required or needed.

         The microprocessor is designed, manufactured, and programmed by the Company. It is comprised of a microcontroller purchased from an outside source, but whose operating system is designed by the Company's software development engineers. Application software is written by the Company's engineers to use the microcontroller in a Thermo-Mizer system. The microcontroller chip is placed on a circuit board designed by the Company with other electronic components. All of the Company's products utilize the same circuit board, microcontroller chip, and electronic components. The manufacturing and testing of circuit boards is done by contract manufacturers. The Company's engineers do all final assembly, testing and programming.

         The Company's products all use the Company's basic technology and products which can be modified and configured to meet the particular needs of each industry and can be modified to comply with future regulatory requirements because they are modular in design requiring only the change of specific boards to perform different functions. The applications software will run on many platforms or operating systems of personal computers, including UNIX, DOS, Windows-NT and OS-2. The Company anticipates adapting to future changes by revising software and changing the modules as it has been doing in its business since 1988.

         When developing a system, the Company purchases the analyzers and sensors as well as the personal computers from outside sources. The Company sells an entire system on a contractual basis (in which case it integrates the analyzers, monitors, sensors, and personal computer purchased from other manufacturers into one discrete system). The Company also sells the Thermo-Mizer as the "brains" of the system to a systems integrator. The contractor then incorporates the Thermo-Mizer as one of the components of the system.

         The Company's products are designed to be menu-driven so that, in many cases, they can be installed without the assistance of a Company engineer. The Company offers a fully integrated hardware/software solution for CEM systems. The Company's products can communicate the data gathered from the sensors and analyzer directly to the personal computer. Other companies manufacture either hardware or software with integration of the two left to a systems integrator ("SI"). Use of specific hardware limits the SI's to use available software and requires the use of other components in the system that communicate the data gathered from the gas analyzer to the personal computer. This generally leads to custom software requirements. Customization is very labor intensive, making competitive products expensive and time consuming to install and thereby less profitable for a systems integrator.

         The Company believes that its products can easily be adapted to different systems, making them cost effective and easy to install and use. When regulatory authorities make changes in regulations, the Company believes that it will be able to respond by modifying the software to adapt the system so the customer can comply with the changes. The operating system is modular in design and, therefore, flexible in nature. As changes are required the modules can be added, removed or modified easily without effecting the rest of the operating system.


CONTINUOUS EMISSION MONITORING

         CEM is required by the 1990 Amendments, which mandate power generation plants, co-generation plants, refuse to energy plants, sewage sludge burning plants and other large users of energy to monitor emissions on a real time basis by accumulating, summarizing, and storing information about the chemical content of the emissions. Under the 1990 Amendments, state regulatory agencies adopt state implementation plans within the parameters established by federal law. In addition, state environmental agencies are promulgating compliance regulations which require CEM.

         State regulations to set up and establish a CEM system may require such things as an equipment protocol review, performance specifications tests, quality assurance, and preventive maintenance. All of these phases will be subject to regulations including prior regulatory approvals and testing.

         CEM systems may be used to meet enhanced monitoring requirements for such chemicals as sulfur dioxide, nitrogen oxides, oxygen, carbon dioxide, carbon monoxide, sulfur, hydrogen sulfide, ammonia or volatile organic compounds. The systems may be required to chart the data at determined, pre-set intervals. The protocols establish minimum data validity requirements. Further, state environmental agencies may require telephonic access to the stored data for verification of the reports provided which means that a CEM system must be able to transmit data telephonically on a real time basis to a regulatory agency's computer.

         Some of the regulations to be phased in relate to the type of emissions that will be monitored. Over time, more and more elements and chemical compounds must be monitored on a continuous basis. Management believes that its products provide a cost effective means of complying with the CEM requirements, which will affect all facilities emitting certain minimum quantities of pollutants through a smoke stack or chimney. The Company's products provide customers with the ability to comply with the regulation by gathering, documenting, and storing the required data on a real time basis. The data is then organized into the pre-determined format for reporting to the regulatory authorities. Because the Thermo-Mizer is driven and operated by software, the Company will be able to reprogram the micro-controller through software revisions to comply with new or amended regulations. Most, if not all of these changes, can be made simply by installing the latest version of the software. Software revisions may be a source of additional revenue to the Company because existing customers will have to purchase software revisions to bring their CEM system into compliance with the newest and latest requirements.

PHARMACEUTICAL INDUSTRY

         The Company's products to monitor the environment are used in the pharmaceutical industry. Presently the Company's products are used for approximately 25 environmental applications used for pharmaceutical manufacturing and laboratories. All manufacturers of health and pharmaceutical products are subject to regulations promulgated by the FDA known as the Good Manufacturing Procedures ("GMP"). GMP require that a product be made consistent with a prescribed method established by the manufacturer in advance of production runs of the product. The manufacturer then validates that all parameters, set forth as monitored conditions for proper manufacture, are met. During the manufacturing process these conditions must be monitored, recorded, alarmed and controlled within specified parameters to ensure adherence to GMP. Temperature, humidity and pressure are typically some of the key parameters required to be monitored and controlled as these factors may affect the quality, quantity, strength and purity of the drug being manufactured. The Company's products are presently being used for approximately 25 pharmaceutical manufacturing applications to monitor for compliance with GMP. These include some of the major pharmaceutical manufacturers in the United States.

         In addition to monitoring environmental conditions, the systems also document the conditions so that compliance with GMP can be recorded and verified. The Company sells its products to other suppliers who incorporate the Company's products into the entire system.


CHILLER CONTROLS

         The oldest application of the Company's products is control systems for heating, ventilating, and air conditioning ("HVAC") in large office buildings and institutions. Instead of monitoring chemical emissions, this unit monitors temperature and energy. The chiller control has similar technology but represents a separate and distinct application.

         The product is used primarily as a chiller control which regulates the air conditioner component of a mechanical system. Many factories must upgrade or modify their air conditioning systems because of the ban on the use of many chloroflurocarbons ("CFC's"). CFC's are used in chiller units in most HVAC environmental systems installed in large commercial buildings prior to 1990. As air conditioning systems in large office buildings and factories are modified and replaced, the Company anticipates that its chiller control will be in demand because of cost savings benefits available through effective energy control. Changing refrigerants causes a change or modification in the mechanical system.





WARRANTY

         The Company's hardware/software solutions have been designed to be compatible with most systems configuration requirements. The Company's flexible proprietary operating system allows for easy adaptation to future requirements. The Company's policy is to warrant parts on new installations for one year from the start-up of the system. Cost of the parts used in installations is not a material component of the total installation costs.

MARKETING

         The Company believes that its product lines and proprietary technology are positioned to penetrate markets which are newly created or will expand by environmental laws and regulations. Management believes that approximately 75% of its current contract revenues result from referrals from existing or previous customers. The principal impediments to expanding sales have been lack of resources to establish a distribution network and the reluctance of larger contractors to award major contracts to a small private company. The proceeds from its recent public offering will assist the Company in overcoming these impediments. Also, part of the offering proceeds have and will continue to be used to employ marketing experts to create marketing and sales materials for the Company's products that will include the production of brochures and other marketing related material, an advertising campaign directed at creating name and product recognition for the Company and the expansion of its overall market research materials.

         The Company's marketing efforts are divided into the two categories of
(i) system and contract sales and (ii) product sales.

         SYSTEM AND CONTRACT SALES. System sales occur when the Company designs, assembles, and installs entire environmental control systems for which it purchases and integrates equipment manufactured by other companies. The Company's products are then designed into the system. Large system contracts generally require formal bids. At first, the Company, by request, submits a proposal. When the customer determines that the products meet the specifications and requirements of the request for proposal, the Company then submits a formal bid. In the past, the Company believes it was not awarded certain contracts because it was perceived by the customer to be a small company. Having greater resources created by its recent public offering will increase its ability to win bids based on technological merit, price, and cost effectiveness. In the past, most of the systems sold by the Company have typically involved installation of chiller control systems or pharmaceutical monitoring systems. The Company classifies all contracts and purchase orders requiring a relatively large percentage of engineering effort as a "system sale" regardless of the dollar value of the sale.

          The Company intends to market CEM systems through its own marketing personnel. It will hire additional sales personnel who will be responsible for selling each of the systems that the Company provides. The Company has and will continue to focus on hiring sales representatives who know and are known by potential customers for systems. In addition to the hiring of sales personnel, the Company will expand its marketing efforts by advertising in trade journals, publishing case studies in trade journals, participating in tradeshows, and implementing a direct mailing campaign. These efforts will require the development of quality sales literature and information about the Company's products. The overall goal is for the Company to increase potential customers' awareness and knowledge about the Company and its products.

         Systems contracts involve the integration of hardware and equipment manufactured by different companies with the Company's products. System sales comprised approximately 91% and 92%, respectively, of the Company's contract and other revenues in fiscal 1996 and 1995.

         PRODUCT SALES. Product sales involve the sale of the Company's products to other manufacturers and contractors where the Company's products are integrated into a system designed by someone else or installed directly by the end user. The Company classifies transactions as "product sales" in those cases in which installation of such product does not require assistance or support from a Company engineer. The decision to purchase in these cases is often made by a consulting engineer or installation contractor who sets forth the specifications and requirements for a project or who must meet specific requirements imposed by contract. The Company's products consist principally of computer boards and operating software systems. The Company intends to develop a sales and distribution network which will include independent sales representatives for the sale of its products.

         The marketing plan for product sales will be similar to the plan for system sales in that it includes the need to establish a distribution network. The independent sales representative in the network will not be Company employees, but nevertheless must be trained and knowledgeable about the capabilities and attributes of Company products. Independent sales representatives will have to have sufficient knowledge of the Company's products to sell the products to other manufacturers of CEM products or other systems which can use the Thermo-Mizer as a component. Development of a sales and distribution network is a high priority for the Company.

         Product sales require less engineering to be performed by Company engineers. System sales demand that the Company perform engineering and installation in a unique setting. The Company by selling its product to others avoids the site engineering and installation. Because the sale of products is less labor intensive and time consuming than system sales, management believes it will experience higher profit margins through greater operating leverage. Management has no historical data to support this belief and no assurance can be given that the Company will actually experience higher profit margins on product sales. The Company's engineers performed marketing functions after learning of anticipated construction or other needs for the Company's products. Company personnel then made direct contact with owners and primary contractors to sell products or systems. The development of a network of independent sales representatives and the hiring of sales representatives represents a new phase in the marketing plan of the Company. In addition, the Company intends to expand the scope of its operations beyond its present geographical market area of New York and New Jersey. It is anticipated that the Company will initially develop its marketing network on a limited geographical basis. It will develop one geographic location before expanding into another area or region. Management has not developed a definitive plan as to the order or priority of expansion into new geographical areas. If the Company is successful in establishing an effective sales and distribution system for its products, for which no assurance can be given, it will reduce its dependence on large projects and systems contracts. The Company is attempting to shift its marketing efforts and concentration from systems sales to product sales (see "Management's Discussion and Analysis of Operations").

     The Company recently announced the introduction of two new products, the Minimizer Process Controller and T-Vision Report Software, and has acquired the rights to a new steam trap. These products fit well into the Company's overall strategy. In addition, the Company has entered into an agreement which will enable it to enter into the real time metering business. Entering the real time metering business introduces the Company to large companies which are also potential customers for a variety of other products and services offered by the Company.

COMPETITION

         Competition in the market niches in which the Company operates is fragmented. CEM systems are a new market currently served by several small engineering specialty companies. No firm dominates the market. Competition in the pharmaceutical industry are major industrial companies including Landis & Gyr Power, Johnson Controls, and Honeywell. Competition in the chiller control business include Carrier, Trane, and York. The Company believes that its competitive advantage is derived from the flexibility of its products which permits users to integrate equipment made by more than one manufacturer. No market share data is available for the Company and its competitors. No assurances can be given that large companies with greater financial and marketing resources than are possessed by the Company will not enter the Company's market niches as demand increases for products needed for compliance with newly-enacted regulations for continuous emissions monitoring.

EMPLOYEES

         At June 30, 1996, the Company has 18 employees, of which ten are engineers or have degrees in applied science. The Company considers all ten to be engineers. The remaining employees perform administrative and shop assembly responsibilities. The employees are not unionized, and the Company has no collective bargaining agreement. Messrs. Darcy, Scally and Camp as the president and project managers, respectively, are considered as key employees.

ITEM 2.           FACILITIES

         The Company leases 7,000 square feet of office and research facilities in Ridgefield, New Jersey under the terms of a lease expiring in January 1997.

MANUFACTURING

         The Company uses contract manufacturers to assemble and test subassemblies and components for its products. Computer hardware and other components used for systems are purchased from original equipment manufacturers and other suppliers. The Company's proprietary software controls the operation of the products. The complete system is assembled, tested, and programmed by the Company's engineers. Depending on the circumstances the system is then installed by the end user or their contractors.

         Management believes that its sources of equipment, parts and supplies are sufficient as all required parts and components are readily available and can be acquired from alternative sources. The Company does not manufacture a system unless it has a contract or a purchase order from the customer. The Company has limited inventory. At June 30, 1996, its backlog was approximately $780,029, substantially all of which is scheduled to be completed during the fiscal year ending June 30, 1997.



RESEARCH AND DEVELOPMENT

         The Company operates in an industry subject to rapid and significant technological change. Future growth for the Company is dependent on its ability to innovate and adapt its technologies to the changing needs of a marketplace defined in large part by Federal and state environmental regulations. During fiscal years ended June 30, 1996 and 1995, most of the product development costs ($169,667 and $197,978, respectively) were expended for the development of the CEM products. Although no precise dollar amount has been determined, the Company will continue to allocate resources to product development. The Company charges development costs to operations as incurred. The Company intends to work closely with its customers and prospective customers to determine their requirements and to design enhancements and new products to meet changes in the regulatory environment. Much of this knowledge is derived from performing systems contracts.

         The Company has one process patent for its chiller control system. However, the Company relies on its proprietary technology and know-how to maintain or establish competitive position or advantage.


ITEM 3.           LEGAL PROCEEDINGS

         The Company is not a party to any material litigation and is not aware of any pending or threatened litigation that could have a material adverse effect on it or its business.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NONE

PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

                  The Company's Common Stock and Redeemable Warrants are quoted on the NASDAQ Small Cap Market under the symbols "THMZ" and "THMW", respectively. Both securities commenced trading on February 27, 1996. The table below sets forth the high and low sale prices for the Company's Common Stock and Warrants as reported by NASDAQ:





                  Quarter Ended                             Common Stock                          Warrants
                 ---------------                      ------------------------              ----------------------
                                                       High              Low                High              Low
                                                      ------           ---------            ------          --------
                  March 31, 1996                      $8.00            $1-31/64             $5-3/8           $1-1/4
                  June 30, 1996                       $3.00            $1-3/8               $1-1/4           $1/8



                  There are approximately 890 stockholders of record of the Company's Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995.

         The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions, the impact of competitive products, pricing, acceptance of the Company's products in development and other risks detailed herein and in other filings that the Company makes with the Securities and Exchange Commission.

GENERAL

         The Company's operations are currently dominated by systems contracts with customers in the pharmaceutical and chiller control industries. Fluctuations in sales, revenues and operating results can and do occur because of the timing of such contracts since certain larger contracts require greater amounts of vendors' materials and use of subcontractors than do other contracts. Generally, gross margins are lower on those contracts which require the purchase of significant amounts of vendor materials and services compared with contracts which are more engineering or labor intensive. In addition, the Company's engineering staff is capable of serving a significant volume of business. Thus, engineering costs do not fluctuate at the same rate as revenues. This means that if revenues increase, gross profits will increase at a faster rate than revenue. The reverse is true if revenues were to decrease below the break-even point.

         Because of the Company's historical emphasis on systems sales, a substantial portion of its revenue is derived from a relatively few number of contracts. In general, the Company has between 45 and 50 open contracts in a fiscal quarter of which fewer than ten comprise more than 50 percent of revenues for that quarter. This also means that a small number of customers make up a large percentage of sales. For the year ended June 30, 1996, sales to six customers comprised 87% of total sales (with individual customers comprising 23%, 20%, 13%, 11%, 10% and 10%, respectively, of total sales.) For the fiscal year ended June 30, 1995, sales to three customers accounted for 50% of total sales with individual customers comprising 21%, 15% and 14%, respectively, of total sales.

         The Company is implementing a strategy to reduce its dependence on large contracts by increasing its focus on product sales and service. Its product development efforts have resulted in the recent introduction of two new products, and several others are under development. No assurance can be given that the Company will be successful in these efforts. However, if these efforts are successful, certain historical relationships between costs and revenues may not be indicative of such relationships in the future.

RESULTS OF OPERATIONS

Comparison of Fiscal 1996 to 1995

         As described elsewhere herein, the Company completed an initial public offering of its common stock and warrants in March 1996. Thereafter, it commenced implementing a strategy designed to make it a product and service, rather than a systems, driven business. This strategy required it to make a variety of investments in human resources, management systems and product development which negatively impacted earnings following the closing of the public offering and will continue to impact earnings during fiscal 1997. The Company believes that it will begin realizing the benefits from these investments during the second half of fiscal 1997, although no assurances thereof can be given.

     The investments include (i) hiring a new chief financial officer, (ii) expanding the Company's software development capabilities, (iii) developing and implementing new management control and reporting systems,(iv)hiring new sales and marketing professionals, (v) conducting a sophisticated analysis of the Company's marketplace, and (vi) acquiring the rights to certain new products which fit well into the Company's overall strategy. Many of these investments were made late in fiscal 1996 and, therefore, their effect on operating results will be greater during fiscal 1997 than they were during fiscal 1996. In addition, fiscal 1997's operating results will be impacted by several transactions which took place during the three months ending September 30, 1996 and related to the engagement of a financial public relations and acquisition consultant, the issuance of nonqualified stock options and the cancellation of the Underwriting Agreement (see Note 13 of "Notes to Financial Statements").

         A comparison of activity between fiscal 1996 and 1995 is as follows:


Caption                                       1996           %            1995            %       Change
Contract and other revenues             $2,125,959                  $2,548,660                 $-422,701
Cost of revenues                         1,437,682       0.676                        0.652     -224,788
                                                                     1,661,470
Gross profit                               688,277       0.324         887,190        0.348     -198,913
Expenses:
   Personnel and related costs             246,489       0.116         233,110        0.091       13,379
   Administration expenses                 304,057       0.143         180,039        0.071      124,018
   Product development costs               169,667       0.080         197,978        0.078      -28,311
   Selling expenses                        113,629       0.053          68,344        0.027       45,285
   Occupancy costs                          38,333       0.018          39,593        0.016       -1,260
   Total Expenses                          872,175       0.410         719,064        0.282      153,111
Operating Income (Loss)                   -183,898      -0.087         168,126        0.066     -352,024
Interest-Net                                15,117       0.007          42,572        0.017       57,689
Income before income taxes                -168,781      -0.079         125,554        0.049     -294,335
Income Taxes-Net                            55,643       0.026          30,874        0.012       86,517
Net Income (Loss)                        $-113,138      -0.053         $94,680        0.037    $-207,818


         Sales decreased by $422,701 (or 16.6%)in fiscal 1996 compared to fiscal 1995 because (i) a portion of a major contract expected to be completed in fiscal 1996 was delayed by the customer such that it will be completed in fiscal 1997;
(ii) service revenues declined by $30,200; (iii) two large pharmaceutical customers had unexpected temporary moratoriums on capital expenditures and (iv) there was a decrease in the number of smaller jobs. The Company has engaged a new national sales manager, as well as two salesmen, to solicit new business in a more aggressive way in fiscal 1997 and thereafter.

         Cost of sales decreased by $224,788 (or 13.5%) in fiscal 1996 compared with fiscal 1995. The decrease resulted from the decrease in sales. Cost of sales, as a percentage of sales, increased to 67.6% in fiscal 1996 from 65.2% in fiscal 1995 principally because the contracts undertaken in fiscal 1996 were more material intensive than were those in fiscal 1995. Material and outside purchases constituted 27% of cost of sales in fiscal 1996 compared with 20% in fiscal 1995. A substantial portion of this change relates to one large hospital contract in progress. Material-intensive contracts are generally less profitable than are engineering-intensive contracts.

         The major changes in selling, general and administrative expenses during fiscal 1996 compared with fiscal 1995 relate to: administrative expenses ($124,018) and selling expenses ($153,111). Administrative expenses increased principally because of (i) amortization of the consulting agreement associated with the underwriter ($38,700), expenses of financial public relations ($23,224), increased insurance costs principally caused by director and officer liability insurance ($23,647), and increased accounting and director costs caused by being a public company ($47,784). These increases were partially offset by decreases in software and other office costs. The increase in selling expenses was principally caused by costs of a comprehensive marketing survey ($29,516) and the costs of attending tradeshows ($22,433). As stated above, the Company has hired additional finance, marketing, sales and engineering personnel in order for it to implement its strategic plan. Most of these individuals were hired during the fourth quarter of fiscal 1996 or early in the first quarter of fiscal 1997. Thus, the impact of their salaries on operations will be greater in fiscal 1997 than is reflected in fiscal 1996 results.

         The change in interest-net is a direct result of the Company realizing interest income of $43,092 in fiscal 1996 because it invested the proceeds from its initial public offering in time deposits.

         The income tax benefit in fiscal 1996 relates to the amount of income taxes which are recoverable from the carryback of the net operating loss incurred in fiscal 1996.


COMPARISON OF FISCAL 1995 TO 1994.

         Contract and other revenue increased by $269,582 (or 11.8%) to $2,548,660 during fiscal 1995 from $2,279,078 in fiscal 1994. This increase was a result of: (i) the addition of two people to the Company's engineering staff that enabled it to bid and perform more contracts, and

          (ii) an increase in service revenue of $23,902 to $198,578 from $174,674.

         The cost of contract and other revenue increased by $70,149 (or 4.4%) to $1,661,470 in fiscal 1995 from $1,591,321 in fiscal 1994, and the gross profit percentage increased to 34.8% from 30.2%. Factors contributing to the increase in the gross profit were:

         (i) in fiscal 1994, a large installation that required significant amounts of vendor supplied materials and services reduced the gross profit percentage below that realized on other Company contracts;

         (ii) the benefit of software purchased in 1994 that enabled the Company to perform certain services in-house which were previously outsources, was realized full in fiscal 1995, and

         (iii) the increase in service revenue in 1995 did not entail significant incremental costs.

         Selling, general and administrative ('SG&A") costs increased by $60,040 (or 13.0%) to $521,086 in fiscal 1995 from $461,046 in fiscal 1994.
SG&A costs, as a percentage of contract and other revenue, were 20.4% in fiscal 1995 and were 20.2% in fiscal 1994. Many administrative and selling costs remain fixed over a relatively wide range of revenues. Personnel costs decreased by $13,520 to $233,110 form $246,630 principally because the Company elected not to make a contribution to the Company's 401K profit share plan in fiscal 1995 and a contribution was made in fiscal 1994. Administrative costs increased by $54,382 to $180,039 from $125,567 principally because of costs incurred to improve management reporting systems and professional fees associated with the Company's reorganization described elsewhere herein. Selling expenses increased by $18,828 to $68,344 from $49,516 principally because of costs associated with a market survey purchased in fiscal 1995.

         Product development costs increased by $114,914 to $197,978 in fiscal 1995 from $83,604 in fiscal 1994. This was caused by an increase in expenditures to design and develop Continuous Emissions Monitoring (CEM) products.

         The differences between the effective income tax rates and the federal statutory rate are attributable to:

         (i)    state and local income taxes;

         (ii) research and development credits that are available in fiscal 1995 and were not available in fiscal 1994, and

         (iii)  the benefit of graduated tax rates.

LIQUIDITY AND CAPITAL RESOURCES

         The Company completed an initial public offering of its common stock and warrants in March 1996. The net proceeds therefrom ($3,114,500) provide the Company with adequate liquidity and resources to meet its operating needs during the foreseeable future. However, the Company would require additional capital or other form of financing if it identifies an attractive acquisition target or other major nonoperating project. In July 1996, the Company engaged a financial public relations and acquisition consultant. Management will consider making an acquisition if such an acquisition will expedite the Company achieving its goals. No specific acquisition target has been identified.

         The Company is obligated for a $375,000 bank loan dated March 8, 1996 which is collateralized by a certificate of deposit. Such loan bears interest at the rate of 5.85 percent per annum and is due on April 1, 1997. The proceeds of this bank loan were used to repay indebtedness due principally to trusts for family members of Company officers. The bank loan is at a rate more favorable to the Company than the loans which were repaid.

         The Company is considering negotiating a formal credit facility with a bank, although no additional sources of funds are necessary at this time for operating purposes.

SEASONALITY

         The demand for the Company's products is not seasonal. However, lengthy stretches of inclement weather can create delays in the performance of some systems contracts.

NEW ACCOUNTING PRONOUNCEMENTS

         No new accounting pronouncements are expected to have a significant impact on the Company.

ITEM 7.           FINANCIAL STATEMENTS

         The financial statements are filed as part of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None. The Company has not had any disagreements regarding the presentation of its financial statements or the application of any Generally Accepted Accounting Principles.

















PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         The executive officers and directors of the Company are as follows:



         NAME                                        AGE               POSITION WITH THE COMPANY
         Edward A. Sundberg                          49                Co-Chairman of the Board

         William B. Benack                           76                Co-Chairman of the Board

         Jon J. Darcy                                48                President,Chief Executive Officer
                                                                       and Director



                    14











         Edward A. Heil                              45                Director

         K. Ivan F. Gothner                          38                Director

         Carl  R. Bruno                              64                Director

         Prem S. Chopra                              62                Chief Financial Officer

         Steven W. Schuster                          41                Secretary


         All Directors hold office until the next annual meeting of shareholders of the Company or until their successors have been elected. All officers are appointed annually by the Board of Directors and, subject to existing employment agreements, serve at the discretion of the Board.

         Outside directors receive $4,000 per year plus $350 per meeting as compensation for serving on the Board of Directors. All Directors are reimbursed by the Company for expenses incurred in attending Directors' meetings.

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

         JON J. DARCY co-founded the Company in 1978 and has been an executive with it since inception and President since 1987. He has a Bachelor of Science degree from the State University of New York Maritime College. Mr. Darcy is a cousin to William B. Benack.

         EDWARD A. SUNDBERG has been President of ConsultAmerica, Inc., a business consulting firm, since 1992. From 1989 to 1992, he was Executive Vice President of ISS International Service Systems, Inc. Mr. Sundberg holds a Bachelor of Science degree from the United States Naval Academy and a Master of Business Administration from Boston University.

         WILLIAM B. BENACK is an attorney who has served as a consultant and director for the Company since 1987. Mr. Benack has practiced as an attorney since 1969. and was the Company's Chief Financial Officer from August 1994 until May 1996. Prior thereto, he provided consulting services to the Company. Mr. Benack holds a Bachelor of Arts degree from Fordham University and a Juris Doctorate from New York University.

         EDWARD A. HEIL is a certified public accountant and a principal since January 1992 in Independent Network Group, Inc., a financial consulting firm. From 1984 through December 1991 he was a partner in the accounting firm, Deloitte & Touche. From 1973 to 1984 he was employed in various professional capacities by Deloitte & Touche. Mr. Heil holds Bachelor of Arts and Master of Business Administration degrees from New York University.

         K. IVAN F. GOTHNER became employed as a managing director of First United Equities, Inc., a broker-dealer which is a member of the National Association of Securities Dealers, Inc., in August of 1995. He was President of Breasy Medical Equipment (US), Inc. from October 1994 to August 1995. From January 1993 through September 1994 he was General Partner of Adirondack Partners, LP. From 1990 to 1992 he was a Senior Vice President at Barclays Bank of New York. Prior thereto, he was a Senior Vice President at Kleinwort Benson Limited, an investment banking firm. Mr. Gothner holds Bachelor of Arts and Master of Arts degrees from Columbia University.

         CARL R. BRUNO is a certified public accountant who has been the Chief

Financial Officer of DiFazio Electric, Inc. since November 1987 and is also a director of State Bancorp., Inc. He holds a Bachelor of Arts in accounting form the State University of New York at Plattsburgh.

         PREM S. CHOPRA is a certified cost and management accountant and joined the Company as Chief Financial Officer in June 1996. From 1981 to 1995 he was corporate controller of Carey Energy Corporation. He holds a Master of Business Administration degree from Long Island University.

         STEVEN W. SCHUSTER has been secretary of the Company since July 1996. He is a member of McLaughlin & Stern, counsel to the Company, since 1995. Mr. Schuster has practiced corporate and securities law for the past 15 years. He received a Bachelor of Arts degree from Harvard University and a Juris Doctorate from New York University.

KEY EMPLOYEES

         JAMES SCALLY, age 56, is a project manager having responsibility for product design, application engineering and systems installation. Mr. Scally, who holds a B.S.M.E. degree from New Jersey Institute of Technology, has more than 25 years of experience in the automation and controls industry. He joined the Company in 1982.

         FRANK CAMP, age 42, is a project manager having responsibilities for installation of electronic systems, and the evaluation of the hardware and software in existing digital and solid state systems. Mr. Camp holds a B.S.E.E. degree from New Jersey Institute of Technology. He joined the Company in 1978.

         DAVID J. MUSTO, age 30, became the Company's National Sales Manager in July 1996. From October 1994 to July 1996, he was a senior sales engineer for Electronic Systems USA, Inc. From June 1990 to October 1994, he was a sales and design specialist for Honeywell, Inc. Mr. Musto holds a B.S. degree Rensseler Polytechnic Institute.

         The information required by this Item 9 as to directors is incorporated by reference to the information captioned "Election of Directors" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on November 14, 1996. The information required by this Item 9 as to executive officers is included in Part I of this Report, except that the information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 and the Rules promulgated thereunder is incorporated by reference therein to the Company's definitive proxy statement in connection with the meeting of shareholders to be held on November 14, 1996.

ITEM 10.          EXECUTIVE COMPENSATION

         Jon J. Darcy, President and Chief Executive Officer, received compensation of approximately $131,000 in each of fiscal 1996 and 1995 (consisting of salary of $123,000 and benefits having an estimated value of $8,000). No other employee, officer or director received annual compensation of as much as $100,000. The Board of Directors has established a compensation committee comprised of outside directors to review compensation matters as well as any new employment contracts. The Company has a health and disability plan and a 401(k) plan for its employees.

EMPLOYMENT AGREEMENTS

                  In November 1994, the Company entered into a three-year employment agreement with Jon J. Darcy, President and Chief Executive Officer of the Company, under which he will receive an annual salary of $123,000 per annum for the first year with an increase of $3,690 in the second year and an additional increase of $3,800 in the third year. The employment agreement also provides for the use of a car and that the Board of Directors may award Mr. Darcy bonuses and other incentive compensation as it deems appropriate, based upon the Company's operating performance or other reasonable criteria and includes a restrictive covenant limiting Mr. Darcy's ability to obtain employment with a competitor or potential competitor.

     In June 1996, the Company entered into three-year employment agreements with three software engineers under which it is obligated to pay annual salaries of $60,000 to each such engineer. The agreements contain covenants-not-to-compete and confidentiality agreements, as well as provisions for severance pay if the Company terminates any or all such agreements for other than cause.

STOCK OPTION PLAN

         The Board of Directors has adopted the Thermo-Mizer Environmental Corp. 1996 Stock Incentive Plan (the "Plan"), subject to shareholder approval at the annual meeting to be held on November 14, 1996. The Plan, which expires ten years from the date adopted, enables the Company to grant incentive stock options, nonqualified options and stock appreciation rights ("SARs") for up to 500,000 shares of the Company's Common Stock. Incentive stock options granted under the Plan must conform to applicable Federal income tax regulations and have an exercise price not less than the fair market value of shares at the date of grant (110% of fair market value for ten percent or more stockholders). Other options and SARs may be granted on terms determined by a committee of the Board of Directors.

         The information required by this Item 10 is incorporated by reference to the information captioned "Remuneration and Other Transactions with Management" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on November 14, 1996.

ITEM 11.          SECURITY OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock at June 30, 1996 by (i) each person known by the Company to own, directly or beneficially, more than 5% of the Company's Common Stock, (ii) each of the Company's directors, and (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.



                                         AMOUNT AND NATURE OF BENEFICIAL OWNER


NAME AND ADDRESS OF                                        NUMBER OF                        PERCENT Of
 BENEFICIAL OWNER (3)                                    SHARES OWNED                    SHARES OWNED (2)

Jon J. Darcy                                                 549,750                              29.0



NAME AND ADDRESS OF                                        NUMBER OF                        PERCENT Of
 BENEFICIAL OWNER (3)                                    SHARES OWNED                     SHARES OWNED (2)
William B. Benack                                         418,750(1)                              22.1


Edward A. Heil                                                   -0-                               -0-


Edward A. Sundberg                                             1,500                               0.1


K. Ivan F. Gothner                                               -0-                               -0-


Carl R. Bruno                                                  3,750                               0.2


Prem S. Chopra                                                   -0-                               -0-


Steven W. Schuster                                             1,000                               -0-


Directors and Officers                                       974,750                              51.4
as a Group (8 persons)


         (1) Includes 112,500 shares held in trust for Mr. Darcy's children. Mr. William B. Benack is the trustee for the trust and has power to vote the shares.

         (2) Does not give effect to (i) a maximum of 1,725,000 shares of Common Stock, subject to adjustment, issuable upon the exercise of outstanding warrants and (ii) 225,000 shares of Common Stock reserved for issuance upon the exercise of the Underwriter's Warrants and the Warrants contained therein.

         (3) The address for each individual listed above is 528 Oritan Avenue, Ridgefield, New Jersey 07657.

         The information required by this Item 11 is incorporated by reference to the information captioned "Voting Securities" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on November 14, 1996.



ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 12 is incorporated by reference to the information captioned "Remuneration and Other Transactions with Management" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on November 14, 1996.

         On July 30, 1996, the Company entered into a one-year financial consulting agreement with Solay, Inc. ("Solay") under which Solay agreed to provide the Company with financial public relations and acquisition-related services in consideration for a payment of $165,000 and an option (the "Option") granting Solay the right to purchase 550,000 units at an exercise price of $1 per unit.

Each unit consists of one share of common stock and two Class B warrants. Each Class B warrant entitles the holder thereof to purchase one share of common stock at an exercise price equal to the greater of (i) $3 per share or (ii) 120% of the offering price of a share of common stock in a secondary public offering which results in gross proceeds of at least $3,500,000. The Class B warrants are exercisable for a period of five years commencing on the earlier of (i) one year from the date that the option was granted or (ii) the consummation of an acquisition, as defined, by the Company. The Company registered all securities covered by the Option in a Registration Statement on Form S-8. The Class B Warrants are not listed on any exchange and are, therefore, not readily transferable.
         Solay may exercise options for up to 250,000 units upon the effective date of the Company's Registration Statement on Form S-8 and for an additional 40,000 units within 90 days thereafter. The remainder of the Option becomes exercisable at the earlier of (i) the consummation by the Company of an acquisition, as defined, or (ii) 18 months from the date of grant. The Option expires five years from the date of grant. Solay granted an irrevocable proxy to vote all shares purchased by Solay pursuant to the Option to the Company's President. Such proxy terminates at the time that the shares are sold, exclusive of a transfer pursuant to a pledge of the shares.

         As part of the agreement with Solay, Nationwide Securities, Inc. ("Nationwide"), the underwriter for the Company's initial public offering, agreed to cancel the Underwriting Agreement effectively eliminating all restrictive covenants set forth therein and severing the relationship between the Company and Nationwide. Accordingly, the Company also wrote off the unamortized portion, amounting to $100,000, of the Nationwide consulting agreement (see Note 8 of "Notes to Financial Statements") during the three-month period ending September 30, 1996.

         Nationwide and the Company also entered into a Release Agreement in which both parties agreed, among other things, to release each other, fully and forever, from any and all actions, causes of action, judgments claims and obligations. As part of the Release Agreement, Nationwide represented that the Company was not in default with respect to any representation, warranty or covenant included in the Underwriting Agreement.

         The Company authorized the issuance of nonqualified options for 180,000 units to officers and directors. The units covered by these nonqualified options are identical to the units included in the Option issued to Solay, except that they are exercisable at estimated fair market price at the date of grant. All securities included in these nonqualified options will be registered on a Registration Statement on Form S-8.

         The transactions above result in a modification of the exercise price of the Redeemable Warrants issued as part of the Company's initial public offering (see Note 8 of "Notes to Financial Statement") under the antidilution provisions of the warrant agreement. If all 730,000 shares of common stock included in the units are issued, the exercise price of the Redeemable Warrants would be reduced from $6.00 to $4.59.

PART IV           EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS

INDEX TO EXHIBITS

1(k).      Amendment of Underwriting Agreement

1(l).      Release Agreement among Nationwide Securities, Inc. (and its affiliates) and Thermo-Mizer Environmental Corp.

2.                *Plan of Merger for Thermo Engineering,
                  Certificate of Ownership and Merger,
                  Certificate of Merger.

3.(i)             *Certificates of Incorporation.

3.(ii)            *By-laws.

4.(i)                      *Specimen Certificate of Common Stock.

4.(ii)            *Form of Warrant Purchase Option.

10.(i)            *Employment Agreement - Jon Darcy.

10.(ii)           *Premium Reduction Option Cafeteria Plan.

10.(iii)          *Lease Agreement.

10.(iv)           *401(k) Retirement Plan and Profit Sharing Plan.


10.(v)             Thermo-Mizer Environmental Corp. 1996 Stock Incentive Plan.

10.(vi)            Employment Agreement - Thomas B. Lewis

10.(vii)           Employment Agreement - Jeffrey A. Buser

10.(viii)          Employment Agreement - Eric W. Stark

10.(ix)            Enersave Agreement

10.(x)             Agreement with Advance Process Control, Inc.

10.(xi)            Consulting Agreement with Solay, Inc.

14.                *Assignment of Patent.

27. Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.
*This document was previously filed with the Commission and is incorporated herein by reference.

B.       REPORTS ON FORM 8-K

         During the last fiscal quarter, the Company did not file a report on Form 8-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  /s/Jon J. Darcy
                                  -----------------------------------------
                                  JON J. DARCY
                                       Title: President and Chief Executive
                                              Officer, Director
                                              (Principal Executive Officer)
                                       Date:       September 30, 1996


                                  /s/Prem S. Chopra
                                  ------------------------------------------
                                  PREM S. CHOPRA
                                        Title: Chief Financial Officer
                                               (Principal Financial Officer)
                                        Date:       September 30, 1996
         Directors

                                  /s/Edward A. Sundberg
                                  -------------------------------------------
                                  EDWARD A. SUNDBERG
                                         Title:  Director and Co-Chairman
                                         Date:   September 30, 1996


                                   -------------------------------------------
                                   WILLIAM B. BENACK
                                          Title:  Director and Co-Chairman
                                          Date:  _______________


                                   /s/Edward A. Heil
                                   -------------------------------------------
                                   EDWARD A. HEIL
                                          Title: Director
                                          Date: September 30, 1996


                                   /s/K. Ivan F. Gothner
                                   --------------------------------------------
                                   K. IVAN F. GOTHNER
                                          Title: Director
                                          Date: September 30, 1996




                                  ---------------------------------------------
                                          CARL R. BRUNO
                                          Title: Director
                                          Date: _______________

                                              THERMO-MIZER ENVIRONMENTAL CORP.


                                                      TABLE OF CONTENTS




                                                                                                                  PAGE
INDEPENDENT AUDITORS' REPORT                                                                                        25


FINANCIAL STATEMENTS:


Balance Sheet at June 30, 1996                                                                                      26


Statements of Operations for the Years Ended June 30, 1996
and 1995                                                                                                            28


Statements of Cash Flows for the Years Ended June 30, 1996
and 1995                                                                                                            29


Statements of Stockholders' Equity for the Years Ended June 30,
1996 and 1995                                                                                                       30


Notes to Financial Statements                                                                                       31



                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Thermo-Mizer Environmental Corp.
Ridgefield, New Jersey


We have audited the accompanying balance sheet of Thermo-Mizer Environmental Corp. as of June 30, 1996 and the related statements of operations and stockholders' equity, and cash flows for each of the two years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thermo-Mizer Environmental Corp. as of June 30, 1996 and the results of its operations and cash flows for each of the two years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.



Eichler Bergsman & Co., LLP
New York, New York
September 4, 1996 (except for
Note 13, as to which the date
is September 30, 1996)

                                              THERMO-MIZER ENVIRONMENTAL CORP.

                                                        BALANCE SHEET
                                                        JUNE 30, 1996
                                                           ASSETS


Current Assets
     Cash and cash equivalents (note 2)                                                                 $ 2,181,092
     Other time deposits (notes 2 and 6)                                                                    375,000
     Contracts receivable--net of allowance of $15,000 (note 3)                                             790,451
     Inventories (note 2)                                                                                   315,452
     Contract revenues in excess of billings on
      uncompleted contracts(notes 2 and 5)                                                                  254,838
     Prepaid expenses and other (notes 7 and 8)                                                             189,240
                                                                                                        -----------

         Total Current Assets                                                                             4,106,073

Property and Equipment--net (notes 2 and 4)                                                                 100,404

Other Assets (note 8)                                                                                        45,867
                                                                                                        -----------


Total Assets                                                                                            $ 4,252,344
                                                                                                        ===========



























                                             See Notes to Financial Statements.

                        THERMO-MIZER ENVIRONMENTAL CORP.


                                 BALANCE SHEET
                                 JUNE 30, 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
     Note payable to bank (note 6)                                                          $ 375,000
     Accounts payable--trade                                                                  260,092
     Accrued expenses and other                                                                68,714
                                                                                            ---------
         Total Current Liabilities                                                            703,806
                                                                                            ---------
Commitments and Contingencies (note 9)

Stockholders' Equity (notes 8 and 13)
     Common stock, $.001 par value,
    25,000,000 authorized shares;
  1,896,500 issued and
      outstanding shares                                                                        1,896
     Additional paid-in capital                                                             3,243,151
     Retained earnings                                                                        303,491
                                                                                           ----------
     Total Stockholders' Equity                                                             3,548,538
                                                                                           ----------

Total Liabilities and Stockholders' Equity                                                 $4,252,344
                                                                                           ===========
























                                             See Notes to Financial Statements.

                                              THERMO-MIZER ENVIRONMENTAL CORP.

                                                   STATEMENTS OF OPERATIONS
                                      FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


                                                                                               1996                  1995
                                                                                               ----                  ----
Contract and other revenues (notes 2 and 11)                                             $2,125,959            $2,548,660
Cost of revenues                                                                          1,437,682             1,661,470
                                                                                         ----------           -----------
Gross profit                                                                                688,277               887,190
                                                                                         ----------           -----------
Expenses:
      Personnel and related costs                                                           246,489               233,110
      Administration expenses                                                               304,057               180,039
      Product development costs (note 2)                                                    169,667               197,978
      Selling expenses                                                                      113,629                68,344
      Occupancy costs                                                                        38,333                39,593
                                                                                        -----------            ----------
Total expenses                                                                              872,175               719,064
                                                                                        -----------            ----------
Operating income (loss)                                                                    (183,898)              168,126
Interest-net                                                                                 15,117               (42,572)
                                                                                        -----------           -----------
Income (loss) before income taxes                                                          (168,781)              125,554
Income tax (expense) benefit (note 7)                                                        55,643               (30,874)
                                                                                        -----------           -----------
Net income (loss)                                                                       $  (113,138)          $    94,680
                                                                                       ============          =============

Earnings (loss) per share (note 2)                                                     $      (.08)          $        .08
                                                                                       ============          =============
Weighted average number of shares of common stock                                         1,387,000             1,125,000
  (notes 2, 8 and 13)                                                                     =========             =========













                        See Notes to Financial Statements.

                                              THERMO-MIZER ENVIRONMENTAL CORP.

                                                  STATEMENTS OF CASH FLOWS
                                      FOR THE YEARS ENDED JUNE 30, 1996 AND 1995



<CAPTION

                                                                                      1966                   1995
                                                                                      ----                   ----
OPERATING ACTIVITIES:

 Net income (loss)                                                               $(113,138)               $94,680

 Adjustments to reconcile net income to net cash provided by operating activities

     Depreciation                                                                   22,342                 19,243
     Provision for doubtful accounts                                                                       15,000

 (Increase) decrease in assets:

     Contract receivables                                                         (185,012)               (32,821)
     Inventories                                                                  (162,362)                 6,562
     Contract revenues in excess of billings on                                   (204,207)               106,310
       uncompleted contract
     Prepaid expenses and other                                                   (209,391)                 1,484

  Increase (decrease) in liabilities:

     Accounts payable                                                              168,878                (85,873)
     Billings in excess of contract revenues on                                     (7,419)               (16,417)
       uncompleted contract
     Accrued expenses and other                                                    (22,174)                45,093
     Income taxes payable                                                          (19,769)                 2,383
                                                                                  --------                -------

 Net cash provided by (used in) operating activities                              (732,252)               155,644
                                                                                 ---------               --------


INVESTING ACTIVITIES:

     Purchase of property and equipment                                            (56,730)                (5,265)
                                                                                  --------                -------

FINANCING ACTIVITIES:

     Proceeds from initial public offering                                       3,222,600
     Payments on debt                                                             (311,839)               (540,595)
     Proceeds from debt                                                            375,000                 510,000
     Deferred offering costs                                                                              (108,053)
     Investment in other time deposit                                             (375,000)
                                                                                  ---------              ---------

     Net cash provided by (used in) financing                                    2,910,761                (138,648)
          activities                                                             ---------                ---------

 Net increase in cash and cash equivalents                                       2,121,779                  11,731

 Cash and cash equivalents--beginning                                               59,313                  47,582
                                                                                 ---------                --------

 Cash and cash equivalents--ending                                              $2,181,092                 $59,313
                                                                                ==========                ========




                                             See Notes to Financial Statements.

                                             THERMO-MIZER ENVIRONMENTAL CORP.

                                            STATEMENTS OF STOCKHOLDERS' EQUITY
                                      FOR THE YEARS ENDED JUNE 30, 1996 AND 1995






                                                                           Additional
                                         Common Stock                        Paid-in            Retained
                                   Shares              Amount                Capital            Earnings                Total
                                  --------             -------              ---------           ---------             --------
Balance, July 1, 1994             1,125,000              $1,125               $129,375            $321,949             $452,449
Net Income                                                                                          94,680               94,680
                                  ---------             -------             ----------            --------             ---------
Balance, June 30,1995             1,125,000               1,125                129,375             416,629              547,129
Sale of Common Stock
and Warrants--net                   771,500                 771              3,113,776                                3,114,547

Net Loss                                                                                          (113,138)            (113,138)
                                  ---------             --------             ----------           ---------            ---------

Balance, June 30,1996             1,896,500              $1,896             $3,243,151            $303,491           $3,548,538
                                  =========              ======             ==========            ========           ===========

Note - All amounts give retroactive effect to a .75 to 1 reverse stock split declared in January 1996.



























                                             See Notes to Financial Statements.

                        THERMO-MIZER ENVIRONMENTAL CORP.
                         NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1996 AND 1995

NOTE 1--NATURE OF BUSINESS
- --------------------------

         Thermo-Mizer Environmental Corp. (the "Company"), based in Ridgefield, New Jersey, designs, assembles and sells a family of products and systems used to monitor a wide variety of environmental conditions. These products and systems have the capability of monitoring and summarizing factory emissions on a real time basis to assist companies to comply with environmental laws and regulations, as well as specific applications in industries such as pharmaceuticals, hospitals, commercial real estate, energy conservation and power generation.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- --------------------------------------------------

         A summary of the Company's principal accounting and financial reporting policies is as follows:

Revenue Recognition
- -------------------
Contract revenues are recognized on the percentage-of-completion method by multiplying total contract revenue by the estimated percentage of contract completion. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Earnings are also charged with a provision for doubtful accounts based on a review of collectibility.

Service revenue amounted to $184,029 in 1996 and $198,576 in 1995 and is recognized when the service is performed.

Inventories
- -----------
Inventories consist principally of parts and components for use in contracts and are stated at the lower of cost or market. Cost is determined using the first-in, first-out cost flow assumption.

Property and Equipment
- ----------------------
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line and accelerated methods based upon the estimated useful lives of the related assets as follows:

Furniture and fixtures                5 years
Vehicles                              7 years
Machinery and equipment               5-7 years

Expenditures for repairs and maintenance are charged to expense as incurred.

Statement of Cash Flows
- -----------------------
Interest paid for the years ended June 30, 1996 and 1995 was $28,527 and $37,993, respectively. Income taxes paid for the year ended June 30,1995 was $16,452. For the purposes of this statement, investments and time deposits having an initial term of 90 days or less are considered to be cash equivalents.

Product Development Cost
- ------------------------
Product development costs are charged to operations as incurred.

Earnings Per Share
- ------------------
Earnings per common and common equivalent share are calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period, after giving retroactive effect to the .75 to 1 reverse stock split effected in January 1996. The assumed exercise of outstanding warrants would have been antidilutive and, therefore, were excluded from the calculation.

Warranty Costs
- --------------
The Company's policy is to warrant parts on new installations for one year from start-up of the system. The cost of parts used in installations is generally not a material component of the total installation costs. The Company's policy is to expense related warranty costs, which have not been material, as incurred.

Pervasiveness of Estimates
- --------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

Revenue, Credit and Cash Concentration
- --------------------------------------
A significant portion of the Company's revenue is derived from a small number of systems contracts performed for customers located principally in the New York Metropolitan Area. Accordingly, a substantial portion of the Company's accounts receivable at June 30, 1996 are due from customers in the pharmaceutical or commercial real estate industry operating in the New York Metropolitan area.

Substantially all of the Company's cash balances at June 30, 1996 are maintained with one bank. Such balances exceed the amount covered by the Bank's depository insurance for individual depositors.

NOTE 3 -- CONTRACTS RECEIVABLE
- ------------------------------

         Contracts receivable at June 30, 1996 include retainages of $51,532, substantially all of which are scheduled to be collected during the year ending June 30, 1997.


NOTE 4--PROPERTY AND EQUIPMENT
- ------------------------------

         Property and equipment consist of the following at June 30, 1996:

Furniture, fixtures and office equipment                                                    $216,204
Machinery and equipment                                                                       75,952
Leasehold Improvements                                                                        74,890

Vehicles                                                                                      75,971
                                                                                              ------
Total                                                                                        443,017
Less--accumulated depreciation                                                               342,613
                                                                                             -------
Property and equipment--net                                                                 $100,404
                                                                                            ========

NOTE 5--CONTRACT REVENUES ON UNCOMPLETED CONTRACTS
- --------------------------------------------------

         Contract revenues on uncompleted contracts, based on percentage of completion, consist of the following at June 30, 1996:

Costs incurred to date                                                                  $  643,359
Estimated earnings                                                                         357,306
                                                                                           -------
Revenue recognized                                                                       1,000,665
Progress billings to date                                                                  745,827
                                                                                           -------
Balance                                                                                 $  254,838
                                                                                        ==========

NOTE 6 -- NOTES PAYABLE
- -----------------------

         The Company has a $375,000 note payable to a bank dated March 8, 1996 which is collateralized by a certificate of deposit. Such loan bears interest at the rate of 5.85 percent per annum and is due on April 1, 1997. The proceeds were used to repay the Company's indebtedness. A director of the Company is also a director of the bank's parent company. The bank loan is at a rate more favorable to the Company than the loans which were repaid.

NOTE 7--INCOME TAXES

         The income tax (benefit) expense for the years ended June 30, 1996 and 1995 consists of the following:


                                                                             1996                 1995
                                                                             ----                 ----
Federal income tax (benefit)--current                                   $(55,643)              $17,500
State and local income taxes                                                --                  13,374
                                                                        --------               --------

Total                                                                   $(55,643)              $30,874
                                                                        =========              =======

         A reconciliation of income tax expense (benefit) calculated using the Federal statutory rate to the reported income tax expense (benefit) is as follows:

                                                                             1996                 1995
                                                                        ---------               -------
Federal statutory rate applied to                                       $(59,073)              $43,944
pretax income (loss)
State and local income taxes, net of                                           --                8,693
Federal income tax benefit
Investment and research credits                                          (17,000)             (12,000)


                    31












Benefit of graduated rates                                                 20,430              (9,763)
                                                                        ---------              --------
Income tax expense (benefit)                                            $(55,643)              $30,874
                                                                        =========              ========

         Deferred income taxes will be recorded for the net tax effects when temporary differences arise between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. No deferred income taxes are recorded at June 30, 1996. The Company incurred a net operating loss for the year ended June 30, 1996. The income tax benefit recognized for such year relates to the amount of taxes which can be recovered through the carryback of such losses and is included in the Balance Sheet caption "Prepaid expenses and other."

         The Company has investments and research and development credits amounting to $17,000 which are available to reduce future income taxes through 2008.
 .
NOTE 8--STOCKHOLDERS' EQUITY
- ----------------------------

         In October 1994, the Company changed its state of incorporation from New Jersey to Delaware and its name to Thermo-Mizer Environmental Corp. through a tax-free reorganization under Internal Revenue Code Section 368(a)(1)(F). At the same time it changed its capital structure such that it became authorized to issue up to 25,000,000 shares of common stock, each having a par value of $.001.

         In March 1996, the Company completed an initial public offering in which it sold 771,500 shares of its common stock and 1,725,000 redeemable warrants (the "Redeemable Warrants") which resulted in net proceeds, after all expenses, of $3,114,547. Each Redeemable Warrant entitles the holder thereof to purchase one share of common stock for $6.00 (120% of the initial public offering price), subject to adjustment, commencing one year from the date of the initial public offering and remains exercisable for a period of four years thereafter (see Note 13). The Redeemable Warrants are redeemable for $.05 per warrant commencing two years from the closing date of the offering if the closing price of the Company's common stock equals or exceeds $7.50 for 20 consecutive trading days. The Company also sold, for nominal consideration, a warrant to the underwriter entitling the holder thereof to purchase 75,000 shares of common stock and 150,000 warrants at a price equal to 165% of the initial public offering price thereof. This warrant becomes exercisable one year from the date of the initial public offering and remains exercisable for a period of four years thereafter. As part of the initial public offering, the Company also paid, at closing, a fee of $120,000 for a two-year consulting agreement. At June 30,1996, the unamortized portion of this fee amounts to $100,000, of which $60,000 is included in the balance sheet caption "Prepaid expenses and other" and the remaining $40,000 is included in "Other Assets" (see Note 13 for additional information about this consulting agreement).

         At June 30, 1996, the Company reserved 1,950,000 shares of common stock for issuance in connection with outstanding warrants.

NOTE 9--COMMITMENTS AND CONTINGENCIES
- -------------------------------------

         The Company leases its principal office and warehouse facility under the terms of an operating lease which expires January 31, 1997 with an option to renew for an additional five years and is subject to escalation clauses. The Company leases another office facility on a month-to-month basis. Total rent expense for the years ended June 30, 1996 and 1995 amounted to $50,492 and $48,077, respectively. Future minimum lease payments under operating leases, excluding escalations, for the fiscal year ending June 30, 1997 is $25,414.

         In November 1994, the Company entered into a three-year employment agreement effective January 1, 1995, with its President and Chief Executive Officer under which he will receive a salary of $123,000 with a three percent escalation per annum. In June 1996, the Company entered into three-year employment agreements with three software engineers under which it is obligated to pay annual salaries of $60,000 to each such engineer. The agreements contain covenants-not-to-compete and confidentiality agreements, as well as provisions for severance pay if the Company terminates any or all such agreements for other than cause.

         The Company's management does not believe that its products are subject to any material product liability claims and has no insurance to cover such risk.

NOTE 10--PROFIT SHARING PLAN
- ----------------------------

         The Company has a qualified 401(k) profit sharing plan available to full-time employees who meet the plan's eligibility requirements. The plan permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. In addition, the Company has no obligation to contribute to the plan, however, it can elect a discretionary contribution. The Company made no contributions to the plan during the either of the two years in the period ended June 30, 1996.

NOTE 11--CONCENTRATION OF CREDIT RISK
- -------------------------------------

         The Company's six largest customers accounted for 87% of net revenues in 1996 and approximately 80% of accounts receivable at June 30, 1996. The Company's three largest customers accounted for approximately 50% of net revenues in 1995 and approximately 31% of gross accounts receivable at June 30, 1995.
Revenues from significant customers were as follows:


                                                                               1996                   1995
                                                                               ----                   ----
Customer A                                                                      23%                     --
Customer B                                                                      13%                     --
Customer C                                                                      20%                    15%
Customer D                                                                      11%                    21%
Customer E                                                                       --                    14%
Customer F                                                                      10%                     --
Customer G                                                                      10%                     --


No other customers accounted for ten percent or more of net revenue during either fiscal year. Customer G is located in Canada. No other sales were made to customers located outside the United States.

         Revenues, in thousands of dollars, were derived from customers in the following industries:


                                                                             1996                    1995
                                                                             ----                    ----
Pharmaceutical                                                             $1,143                  $1,467
Chiller controls                                                              193                     162
Commercial                                                                     76                     164
Hospitals and other                                                           530                     556
                                                                           ------                   ------
Total                                                                       1,942                   2,349

Service and consulting fees                                                   184                     199
                                                                           ------                  -------
Total                                                                      $2,126                  $2,548
                                                                           ======                  =======

         The employees and facilities of the Company service all customers. Company costs other than direct material are not related to specific customers.

NOTE 12--RELATED PARTY TRANSACTIONS
- -----------------------------------
         During fiscal 1996, the Company paid professional, consulting and legal fees amounting to $97,095 (of which $40,220 relates to services associated with the initial public offering) to directors or firms related to directors or officers.

NOTE 13--SUBSEQUENT EVENTS
- --------------------------

Solay, Inc. Consulting Agreement and Issuance of Nonqualified Options
- ---------------------------------------------------------------------

         On July 30, 1996, the Company entered into a one-year financial consulting agreement with Solay, Inc. ("Solay") under which Solay agreed to provide the Company with financial public relations and acquisition-related services in consideration for a payment of $165,000 and an option (the "Option") granting Solay the right to purchase 550,000 units at an exercise price of $1 per unit. Each unit consists of one share of common stock and two Class B warrants. Each Class B warrant entitles the holder thereof to purchase one share of common stock at an exercise price equal to the greater of (i) $3 per share or (ii) 120% of the offering price of a share of common stock in a secondary public offering which results in gross proceeds of at least $3,500,000. The Class B warrants are exercisable for a period of five years commencing on the earlier of (i) one year from the date that the option was granted or (ii) the consummation of an acquisition, as defined, by the Company. The Company registered all securities covered by the Option in a Registration Statement on Form S-8. The Class B Warrants are not listed on any exchange and are, therefore, not readily transferable.
                  Solay may exercise options for up to 250,000 units upon the effective date of the Company's Registration Statement on Form S-8 and for an additional 40,000 units within 90 days thereafter. The remainder of the Option becomes exercisable at the earlier of (i) the consummation by the Company of an acquisition, as defined, or (ii) 18 months from the date of grant. The Option expires five years from the date of grant. Solay granted an irrevocable proxy to vote all shares purchased by Solay pursuant to the Option to the Company's President. Such proxy terminates at the time that the shares are sold, exclusive of a transfer pursuant to a pledge of the shares.

         As part of the agreement with Solay, Nationwide Securities, Inc.

("Nationwide"), the underwriter for the Company's initial public offering, agreed to cancel the underwriting agreement effectively eliminating all restrictive covenants set forth therein and severing the relationship between the Company and Nationwide. Accordingly, the Company also wrote off the unamortized portion, amounting to $100,000, of the Nationwide consulting agreement (see Note 8) during the three-month period ending September 30, 1996.

         The Company authorized the issuance of nonqualified options for 180,000 units to officers and directors. The units covered by these nonqualified options are identical to the units included in the Option issued to Solay, except that they are exercisable at the fair market value at the date of grant. All securities included in these nonqualified options will be registered on a Registration Statement on Form S-8.

         For financial reporting purposes the Company has ascribed a value of $.05 to each Class B Warrant. The aggregate difference between the fair market value of a share of common stock on the date of grant ($1.0623) and the value ascribed to each share of common stock included in the units described above ($.90) for the Solay Options amounts to approximately $89,000 and will be accounted for as an expense, a substantial portion of which will be recorded during the three-month period ending September 30, 1996.

         The transactions above result in a modification of the exercise price of the Redeemable Warrants issued as part of the Company's initial public offering (see Note 8) under the antidilution provisions of the warrant agreement. If all 730,000 shares of common stock included in the units are issued, the exercise price of the Redeemable Warrants would be reduced from $6.00 to $4.59.

American Process Control, Inc. Agreement
- ----------------------------------------

         In August 1996, the Company made a noninterest-bearing loan of $93,750 to American Process Control, Inc. ("APC"), the proceeds from which will be used to fund the development of a working temperature-activated steam trap alarm device (the "Product"). The loan, which is collateralized by all of APC's assets, is due on December 15, 1996 and may be extended by APC for a period of up to 90 days provided that APC is making satisfactory progress on the development of a working model of the Product. If APC successfully completes development of the Product as of the final maturity date of the loan, the Company will receive 45% of APC's common stock in full satisfaction of such loan and will also receive the (i) exclusive right to sell the Product in the Heating, Ventilation and Air Conditioning market and (ii) nonexclusive right to sell the product in all other markets. APC will sell the Product to the Company at a price equivalent to 120% of APC's manufacturing costs. If APC fails to complete a working copy of the Product as of the final maturity date of the loan, the Company may seek recovery of all amounts due thereunder.

Enersave Agreement
- ------------------

         In July 1996, the Company and Enersave, Inc. ("Enersave") entered into an agreement under which the Company acquired, for $100,000, all of Enersave's rights to provide all necessary performance metering and billing services pursuant to certain energy service contracts between Enersave and certain public utility companies. The acquisition price will be amortized over the ten-year contract performance period.

Stock Option Plan
- -----------------

         In September 1996, the Board of Directors adopted, subject to approval by the shareholders, a stock incentive plan under which the Company could issue incentive stock options, nonqualified stock options and stock appreciation rights. The maximum number of shares which may be issued under this plan is 500,000.