Form 10QSB
period 1996-11-12
THERMO-MIZER ENVIRONMENTAL CORP
filed 1996-11-13
CIK 934379

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                                       FORM 10-QSB

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Three Months Ended                              Commission File
Number
     September 30, 1996                                   33-87284-N4



                        THERMO-MIZER ENVIRONMENTAL CORP.
                                                    528 Oritan Avenue
                              Ridgefield, NJ 07657
                                Tel: 201-941-5805

         Delaware
         22-2312917
(State of Incorporation)
(I.R.S. Employer Identification No.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [root]


No




At October 31, 1996, the latest practicable date, there were 2,181,500 shares of Common Stock outstanding, $.001 par value.

                        THERMO-MIZER ENVIRONMENTAL CORP.


                                                          INDEX
                                                          PAGE
PART I.           FINANCIAL INFORMATION

         Item 1.   Unaudited Financial Statements:

                   Condensed Balance Sheets
                   September 30, 1996 and June 30,1996      3
                   and Retained Earnings
                   for the three months ended
                   September 30, 1996 and 1995.             5

                   Condensed Statements of Cash Flows
                   for the three months ended
                   September 30, 1996 and 1995              6

                   Notes to Condensed Financial Statements  7


         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations.   11



PART II.          OTHER INFORMATION                                         15

                        THERMO-MIZER ENVIRONMENTAL CORP.

                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                      September 30,1996           June 30, 1996

                                      (Unaudited)
      Current Assets:

   Cash                                   $ 1,510,218                 2,181,092
         Other  time deposits                 375,000                   375,000
         Contracts receivable-net of allowance
             of  $15,000                      771,314                   790,451
         Inventories                          331,358                   315,452
         Unbilled receivables                 147,277                   254,838


         Prepaid expenses and other           199,758                   189,240
                                              -------                  --------

                  Total Current Assets      3,334,925                 4,106,073

Property and Equipment - net                  164,336                   100,404

Other Assets                                  145,866                    45,867
                                              -------                    ------

Total Assets                               $3,645,127                $4,252,344
                                           ==========                ==========



















                        THERMO-MIZER ENVIRONMENTAL CORP.

                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                        September 30,1996        June 30,1996

                                         (Unaudited)



Current Liabilities:
         Note payable - bank                  $375,000               $375,000
         Accounts payable - trade              283,051                260,092
         Accrued expenses and other            237,699                 68,714
                                               -------                 ------



           Total Current Liabilities           895,750                703,806
                                               -------                 -------


Commitments and Contingencies

Stockholders' Equity
         Common Stock, $.001 par value,
           25,000,000 shares authorized;
1,921,500
                                                      1,921              1,896
                    and 1,896,500 shares
issued and
             outstanding
         Additional paid-in capital                3,268,126         3,243,151

         Retained earnings (deficit)                (520,670)          303,491
                                                   ---------          -------

                  Total Stockholders' Equity       2,749,377         3,548,538
                                                   ---------
Total Liabilities and Stockholders'              $ 3,645,127        $4,252,344
                                                 ===========        ==========
Equity








                        THERMO-MIZER ENVIRONMENTAL CORP.

                       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.
                                                       (UNAUDITED)



                                               1996                1995
                                               ----                ----


Contract and other revenues               $488,610                 $479,227
Cost of revenues                           480,133                  316,902
                                           -------                  -------

Gross profit                                 8,477                  162,325
                                             -----                  -------

Expenses:
         Personnel and related costs       138,578                   60,909

         Selling and administrative        197,010                   53,574
expenses
         Product development costs          74,236                   26,350
                                            ------                   ------

           Total expenses                  409,824                  140,833
                                          -------                   -------


Operating income (loss)                  (401,347)                   21,492

Interest  income (expense)                 21,517                     6,830
                                           -----
Income (loss) from operations            (379,830)                   14,662

Nonoperating costs                       (444,331)                  ________
                                        ---------
Income (loss) before income taxes        (824,161)                   14,662
Income taxes                - net        ________                       525
                                    ------------

Net  income (loss)                         (824,161)             14,137

Retained earnings - beginning               303,491             416,629
                                            -------             -------

Retained earnings - ending                $(520,670)           $430,766
                                         ==========            ========

Earnings (loss) per share                    $(.43)                $.01
                                           ======                ====

Weighted average number of common and

      common equivalent  shares                  1,897,564          1,100,000
                                                 =========          =========
outstanding


                        THERMO-MIZER ENVIRONMENTAL CORP.

                                            CONDENSED  STATEMENTS  OF CASH FLOWS
                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.
                                                       (UNAUDITED)

                                               1996                     1995
                                 ---                         ----


Cash flows from operating activities:

            Net income (loss)             $ (824,161)             $  14,137
         Adjustments to reconcile net
earnings
             to net cash provided by
operating
             activities:

                      Write-off of              95,000
consulting agreement
                      Nonrecurring             104,375
charges
              Depreciation and amortization     19,838                 3,358

                  (Increase) Decrease in net
                        operating assets        78,394                  (926)
                                               ------                 -----

                  Net cash provided by (used in)
                  operating activities         (526,554)         16,569
                                             ---------               -------

Cash flows (used in )investing activities:
           Loan to APC                        (93,750)
         Purchase of property and equipment   (50,570)            (13,131)

            Total                            (144,320)            (13,131)
                                              --------            --------

Cash flows from (used in) financing activities:
         Payments on debt                                          (199,351)

         Proceeds from debt                                         200,000
         Deferred offering costs                ______              (10,000)
                                                                    --------
           Net cash provided by (used in)
                   financing activities         ______               (9,351)
                                                        -------

Net increase (decrease) in cash                (670,874)             (5,913)


Cash and cash equivalents - beginning          2,181,092             59,313
                                              ----------             ------

Cash and cash equivalents - ending             1,510,218            $53,400
                                            ==========             =========

SEE ACCOMPANYING NOTES ON CONDENSED
FINANCIAL STATEMENTS

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 1--BASIS OF PRESENTATION

         The accompanying condensed interim financial statements for the three-month periods ended September 30, 1996 and 1995 are unaudited and include all adjustments considered necessary by management for a fair presentation. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full fiscal year. These financial statements should be read in conjunction with the information filed as part of the Company's Annual Report on Form 10-KSB

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the Company's principal accounting and financial reporting policies is as follows:

Revenue Recognition
Contract revenues are recognized on the percentage-of-completion method by multiplying total contract revenue by the estimated percentage of contract completion. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Revenue recognized in excess of amounts billed to customers is included in the Balance Sheet caption "Unbilled receivables" and is expected to be billed within one year.

Inventories
Inventories consist principally of parts and components for use in contracts and are stated at the lower of cost or market. Cost is determined using the first-in, first-out cost flow assumption.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line and accelerated methods based upon the estimated useful lives of the related assets as follows:


Furniture and fixtures 5 years Vehicles 7 years Machinery and equipment 5-7 years Expenditures for repairs and maintenance are charged to expense as incurred.

Statement of Cash Flows
For the purposes of this statement, investments and time deposits having an initial term of 90 days or less are considered to be cash equivalents.

Product Development Cost
Product development costs are charged to operations as incurred. During the three-month period ended September 30, 1996, such charges include the cost of engineering labor and overhead amounting to $51,560. All charges during the three-month period ended September 30, 1995 were paid to consultants and contractors.


Earnings Per Share
Earnings per common and common equivalent share are calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period, after giving retroactive effect to the .75 to 1 reverse stock split effected in January 1996. The assumed exercise of outstanding warrants would have been antidilutive and, therefore, were excluded from the calculation.

Warranty Costs
The Company's policy is to warrant parts on new installations for one year from start-up of the system. The cost of parts used in installations is generally not a material component of the total installation costs. The Company's policy is to expense related warranty costs, which have not been material, as incurred.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

Revenue, Credit and Cash Concentration
A significant portion of the Company's revenue is derived from a small number of systems contracts performed for customers located principally in the New York Metropolitan Area. Accordingly, a substantial portion of the Company's accounts receivable at September 30, 1996 is due from customers in the pharmaceutical or commercial real estate industry operating in the New York Metropolitan area.

Substantially all of the Company's cash balances at September 30, 1996 are maintained with one bank. Such balances exceed the amount covered by the Bank's depository insurance for individual depositors.

Reclassification
Certain accounts from 1995 have been reclassified to conform with the 1996 presentation.

NOTE 3--SIGNIFICANT  NONRECURRING TRANSACTIONS

Nonrecurring transactions consist of:

         Solay agreement
       $ 244,375
         Write-off of Nationwide consulting agreement
95,000
         Postemployment cost
        40,000
         Professional fees associated with transactions
67,510
            Other
                          (2,554)

           Total
                      $ 444,331

Solay, Inc. Consulting Agreement and Issuance of Nonqualified Options

         On July  30,  1996,  the  Company  entered  into a  one-year  financial consulting agreement with Solay, Inc. ("Solay") under which Solay agreed to provide the Company with financial public relations and acquisition-related services in consideration for a payment of $165,000 (of which $10,000 is included in "Prepaid expenses" at September 30, 1996) and an option (the "Option") granting Solay the right to purchase 550,000 units at an exercise price of $1 per unit. Each unit consists of one share of common stock and two Class B warrants. Each Class B warrant entitles the holder thereof to purchase one share of common stock at an exercise price equal to the greater of (i) $3 per share or (ii) 120% of the offering price of a share of common stock in a secondary public offering which results in gross proceeds of at least $3,000,000. The Class B warrants are exercisable for a period of five years commencing on the earlier of (i) one year from the date that the option was granted or (ii) the consummation of an acquisition, as defined, by the Company. The Company registered all securities covered by the Option in a Registration Statement on Form S-8. The Class B Warrants are not listed on any exchange and are, therefore, not readily transferable.

         Solay may exercise options for up to 260,000 units upon September 30, 1996, the effective date of the Company's Registration Statement on Form S-8, and for an additional 40,000 units within 90 days thereafter. The remainder of the Option becomes exercisable at the earlier of (i) the consummation by the Company of an acquisition, as defined, or (ii) 18 months from the date of grant. The Option expires five years from the date of grant. Solay granted an irrevocable proxy to vote all shares purchased by Solay pursuant to the Option to the Company's President. Such proxy terminates at the time that the shares are sold, exclusive of a transfer pursuant to a pledge of the shares. Solay exercised options for 260,000 units in October 1996.

         Nationwide Securities, Inc. ("Nationwide"), the underwriter for the Company's initial public offering, agreed to terminate the underwriting agreement effectively eliminating all restrictive covenants set forth therein and severing the relationship between the Company and Nationwide. Accordingly, the Company also wrote off the unamortized portion, amounting to $95,000, of the Nationwide consulting agreement during the three-month period ended September 30, 1996.

         The Company authorized the issuance of nonqualified options for 180,000 units to officers and directors. The units covered by these nonqualified options are identical to the units included in the Option issued to Solay, except that they are exercisable at estimated fair market value at the date of grant. All securities included in these nonqualified options were registered on a Registration Statement on Form S-8 in October 1996.

         For financial reporting purposes, the Company has ascribed a value of $.05 to each Class B Warrant. The aggregate difference between the fair market value of a share of common stock on the date of grant ($1.0623) and the value ascribed to each share of common stock included in the units described above ($.90) for the Solay Options amounts to $89,375 and was accounted for as an expense during the three-month period ended September 30, 1996.

         The transactions above result in a modification of the exercise price of the Redeemable Warrants issued as part of the Company's initial public offering under the antidilution provisions of the warrant agreement. The issuance of the options described above results in the exercise price of the Redeemable Warrants being reduced from $6.00 to $4.01. In addition, each Redeemable Warrant, as adjusted, will entitle the holder thereof to purchase 1.5 shares of Common Stock at the adjusted purchase price of $4.01 per share, thereby increasing the number of shares reserved for issuance in connection with the possible exercise of the Redeemable Warrants to 2,587,500 from 1,725,000.

Postemployment Benefits

         The Company agreed to purchase an annuity for an officer who retired during the three month period ended September 30, 1996, the cost of which ($40,000) was charged to operations.

Professional Fees

         The Company satisfied certain professional fees by issuing 25,000 shares of Common Stock.






NOTE 4--OTHER SIGNIFICANT TRANSACTIONS

American Process Control, Inc. Agreement

         In August 1996, the Company made a noninterest-bearing loan of $93,750 (which is included in the Balance Sheet caption "Prepaid and other") to American Process Control, Inc. ("APC"), the proceeds from which will be used to fund the development of a working temperature-activated steam trap alarm device (the "Product"). The loan, which is collateralized by all of APC's assets, is due on December 15, 1996 and may be extended by APC for a period of up to 90 days provided that APC is making satisfactory progress on the development of a working model of the Product. If APC successfully completes development of the Product as of the final maturity date of the loan, the Company will receive 45% of APC's common stock in full satisfaction of such loan and will also receive the (i) exclusive right to sell the Product in the Heating, Ventilation and Air Conditioning market and (ii) nonexclusive right to sell the product in all other markets. APC will sell the Product to the Company at a price equivalent to 120% of APC's manufacturing costs. If APC fails to complete a working copy of the Product as of the final maturity date of the loan, the Company may seek recovery of all amounts due thereunder.

Enersave Agreement

         In July 1996, the Company and Enersave, Inc. ("Enersave") entered into an agreement under which the Company acquired, for $100,000 (which is included in the Balance Sheet caption "Other Assets"), all of Enersave's rights to provide all necessary performance metering and billing services pursuant to certain energy service contracts between Enersave and certain public utility companies. The acquisition price will be amortized over the ten-year contract performance period.

Stock Option Plan

         In September 1996, the Board of Directors adopted, subject to approval by the shareholders, a stock incentive plan under which the Company could issue incentive stock options, nonqualified stock options and stock appreciation rights. The maximum number of shares which may be issued under this plan is 500,000.

NOTE 5--INCOME TAXES

         The Company has established reserves for the entire benefit associated with the unused Federal income tax loss carryforwards because the Company must realize income in the future to utilize such carryforwards.

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

General

         The Company's operations are currently dominated by systems contracts with customers in the pharmaceutical and chiller control industries. Fluctuations in sales, revenues and operating results can and do occur because of the timing of such contracts since certain larger contracts require greater amounts of vendors' materials and use of subcontractors than do other contracts. Generally, gross margins are lower on those contracts which require the purchase of significant amounts of vendor materials and services compared with contracts which are more engineering or labor intensive. In addition, the Company's engineering staff is capable of serving a significant volume of business. Thus, engineering costs do not fluctuate at the same rate as revenues. This means that if revenues increase, gross profits will increase at a faster rate than revenue. The reverse is true if revenues were to decrease below the breakeven point.

         Because of the Company's historical emphasis on systems sales, a substantial portion of its revenue is derived from a relatively few number of contracts. In general, the Company has between 45 and 50 open contracts in a fiscal quarter of which fewer than ten comprise more than 50 percent of revenues for that quarter. This also means that a small number of customers make up a large percentage of sales. For the three-month period ended September 30, 1996, sales to four customers comprised 81% of total sales (with individual customers comprising 39%, 19%, 13%, and 10%, respectively, of total revenues).

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

Results of Operations

Comparison of the Three Months Ended September 30, 1996 and 1995

         The Company completed an initial public offering of its common stock and warrants in March 1996. Thereafter, it commenced implementing a strategy designed to make it a product and service, rather than a systems, driven business. This strategy required it to make a variety of investments in human resources, management systems and product development which negatively impacted earnings during the three months ended September 30, 1996. The Company believes that it will begin realizing the benefits from these investments during the second half of fiscal 1997, although no assurances thereof can be given. For these reasons, it is likely that the Company will incur operating losses during the second and third quarters of fiscal 1997.

         The investments include (i) hiring a new chief financial officer, (ii) expanding the Company's software development capabilities, (iii) developing and implementing new management control and reporting systems,(iv)hiring new sales and marketing professionals, (v) conducting a sophisticated analysis of the Company's marketplace, and (vi) acquiring the rights to certain new products which fit well into the Company's overall strategy. Many of these investments were made late in fiscal 1996 and, therefore, the three-month period ended September 30, 1996 is the first fiscal quarter to reflect these costs for the entire reporting period.. In addition, operating results were significantly impacted by several transactions which took place during the three months ending September 30, 1996 and related to the engagement of a financial public relations and acquisition consultant, the issuance of nonqualified stock options and the cancellation of the Underwriting Agreement (see Note 3 of

"Notes to Financial Statements"). Management believes that each of these expenditures and transactions will contribute positively to future shareholder value, although no assurance thereof can be given. There were no similar investments or transactions during the three-month period ended September 30, 1995.

         The Company is implementing a strategy to reduce its dependence on large contracts by increasing its focus on products sales. Its product development efforts have resulted in the recent introduction of two new products, and several other are under development. No assurance can be given that the Company will be successful in these efforts.

         A comparison of operating results between the periods follows:


Caption        9/30/96          %     9/30/95         %       Change        %
Contract and othe$488,610       100% $479,227      100%       $9,383       2%
revenues
Cost of revenues  480,133        98%                66%      163,231      52%
                                                           316,902

Gross profit        8,477         2%  162,325       34%     -153,848     -95%
Expenses
Personnel and related138,578     28%   60,909       13%       77,669     128%
costs
Selling &            185,853     38%   44,752       10%      141,101     315%
administration
expenses
Product development   74,236     15%   26,350        5%       47,886     182%
costs
Occupancy costs       11,157      2%    8,822        2%        2,335      26%
Total Expenses       409,824     84%  140,833       29%       268,991    191%
Operating income    -401,347    -82%   21,492        4%      -422,839
(loss)
Nonrecurring charges-444,331    -91%                         -444,331
Interest-Net          21,517      4%    6,830        1%        14,687     215%
Income before income-824,161   -169%   14,662        3%      -838,823
taxes
Income Taxes-Net                          525        0%          -525
Net income (loss)  ($824,161)  -169%   $14,137       3%      -838,298


         Revenues were substantially the same for the three-month period ended September 30, 1996 compared with the comparable period in 1995. The gross margin for the three-month period ended September 30, 1996 was substantially below the corresponding percentage in 1995 because the Company incurred greater than expected costs on two large contracts involving the installation of a newly-introduced product. The Company believes that it has "debugged" this new product, and that similar problems should not recur on future installations, although there can be no assurance. The Company also hired several new engineers and incurred the customary time and costs associated with training.

         Operating expenses are not comparable between periods because the 1996 period includes the costs associated with (i) hiring a new chief financial officer, (ii) expanding the Company's software development capabilities, (iii) developing and implementing new management control and reporting systems,
(iv)hiring new sales and marketing professionals, (v) conducting a sophisticated analysis of the Company's marketplace, and (vi) acquiring the rights to certain new products which fit well into the Company's overall strategy. In addition, the Company incurred costs associated with its board of directors and shareholders amounting to $50,089, There were substantially no comparable costs incurred in 1995.

         Product development costs increased because the Company hired four engineers who devote a significant portion of their time to developing or enhancing software products.

         The costs referred to above were incurred, by necessity, in advance of realizing benefits therefrom. The new resources have permitted the Company to increase its product development efforts, develop advertising and promotional materials, participate in important industry tradeshows and increase its proposal activities. The Company believes that the benefits from these efforts will commence early in 1997, although no assurance thereof can be given.

         The nonrecurring charges principally relate to costs associated with engaging a financial public relations firm for the purpose of giving the Company greater recognition and visibility in the financial community and terminating the Company's relationship with its former underwriter. A detailed listing and description of these charges, which include noncash items aggregating $199,375, is set forth in Note 3 to the Condensed Financial Statements included elsewhere herein. Management does not anticipate incurring similar charges in the future.

         Interest-net consists of interest income on time deposits less interest expense incurred on a $375,000 note payable to a bank.

         The Company has established reserves for the entire benefit associated with the unused income tax loss carryforwards because the Company must realize income in the future to utilize such carryforwards.

         The Company believes that it must increase its annual net revenues to approximately $3,300,000 to operate at a breakeven level given its current cost structure.

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

Recent Accounting Pronouncements

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), which encourages companies to account for stock-based compensation programs and transactions on a fair value-based method, as defined therein. If the fair value-based method is not adopted, SFAS No. 123 requires pro forma footnote disclosure of net operating results and earnings per share as if the fair value-based method had been adopted. The Company issued stock options for the first time during the three-month period ended September 30, 1996 (see "Notes to Condensed Financial Statements") and expects to account for such options based on their intrinsic values with disclosure about the impact of such options if they had been accounted for at fair value. Based on information available to date, the Company does not expect the impact of applying SFAS No. 123 to be material. SFAS No. 123 is effective for transactions occurring after December 15, 1995.

         PART II                    OTHER INFORMATION

                  Item 1                    Legal Proceedings

                                    None

                  Item 2                    Changes in Securities

                                            See Note 3 to the
Condensed Financial Statements

                  Item 3                    Defaults on Senior Securities

                                    None

                  Item 4                    Submission of Matters to a Vote of
Shareholders

                                    None

                  Item 5                    Other Information

                                    None

                  Item 6                    Exhibits and Reports on Form 8-K

                                    None

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THERMO-MIZER ENVIRONMENTAL CORP.
                                                (Registrant)




                                                              /s/Jon J. Darcy
                                                              Jon J. Darcy
                                                              President and CEO



                                                              /s/Prem Chopra
                                                              Prem Chopra
                                                      Chief Financial Officer



Date: November 10, 1996

This schedule contains summary financial information extracted from the Company's Balance Sheet at September 30, 1996 and the Statement of Operations for the fiscal year then ended and is qualified in its entirety by reference to such financial statements and the notes thereon.


Period                                                           3 months
Fiscal Year End                                                  June 30
Period Start                                                     July 1, 1996
Period End                                                       September 30
Cash and cash items                                                    1,510,218
Accounts receivable - trade                                              786,314
Allowance for doubtful accounts                                           15,000
Inventory                                                                331,358
Current assets                                                         3,334,925
Property and equipment                                                   515,257
Accumulated depreciation                                                 350,921
Total assets                                                           3,645,127
Total current liabilities                                                895,750
Common stock                                                               1,921
Other stockholders' equity                                             2,765,456
Liabilities & stockholders' equity                                     3,645,127
Net sales                                                                488,610
Total revenues                                                           488,610
Cost of goods sold                                                       480,133
Total costs and expenses                                               409,824
Interest - net                                                          21,517
Nonoperating costs                                                     444,331
Loss before taxes                                                     (824,161)
Income tax benefit                                                       0
Net loss                                                              (824,161)
Loss per share                                                            (.43)

                                  Exhibit Index

Exhibit                             Description

Exhibit 27 Financial Data Schedule, which is submitted electronically to the Securities and
                      Exchange  Commission for information
                      only and not filed.