Form 10QSB
period 1996-12-31
THERMO-MIZER ENVIRONMENTAL CORP
filed 1997-02-18
CIK 934379

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Six Months Ended                                  Commission File Number
    December 31, 1996                                           33-87284-N4

                        THERMO-MIZER ENVIRONMENTAL CORP.
                                528 Oritan Avenue
                              Ridgefield, NJ 07657
                                Tel: 201-941-5805

        Delaware                                       22-2312917
(State of Incorporation)                    (I.R.S. Employer Identification No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.                                       Yes |X|
                                                                         No  |_|

At January 31, 1997, the latest practicable date, there were 2,181,500 shares of Common Stock outstanding, $.001 par value.

                        THERMO-MIZER ENVIRONMENTAL CORP.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.       FINANCIAL INFORMATION

      Item 1. Unaudited Financial Statements:

               Condensed Balance Sheets
               December 31, 1996 and June 30, 1996                           3

               Condensed Statements of Operations                            5
               for the six months ended
               December 31, 1996 and 1995.

               Condensed Statements of Operations 6 for the three months ended December 31, 1996 and 1995.

               Condensed Statements of Cash Flows                            7
               for the six months ended
               December 31, 1996 and 1995

               Condensed Statement of Stockholders'                          8
               Equity

               Notes to Condensed Financial Statements                       9

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations.                14

PART II.      OTHER INFORMATION                                             18

                        THERMO-MIZER ENVIRONMENTAL CORP.

                            CONDENSED BALANCE SHEETS

                       DECEMBER 31, 1996 and JUNE 30, 1996

                                     ASSETS

                                                        12/31/96       6/30/96
                                                        --------       -------
                                                      (Unaudited)
Current Assets:
  Cash                                                 $1,029,060     $2,181,092
  Other time deposits                                     375,000        375,000
  Contracts receivable-net of allowance
    of $25,000 and $15,000                                668,029        790,451
  Inventories                                             325,116        315,452
  Unbilled receivables                                    144,369        254,838
  Prepaid expenses and other                              128,696        189,240
                                                       ----------     ----------
      Total Current Assets                              2,670,270      4,106,073

Property and Equipment - net                              182,449        100,404

Other Assets                                              268,185         45,867
                                                       ----------     ----------
Total Assets                                           $3,120,904     $4,252,344
                                                       ==========     ==========

                  See Notes to Condensed Financial Statements.

                        THERMO-MIZER ENVIRONMENTAL CORP.

                            CONDENSED BALANCE SHEETS

                       DECEMBER 31, 1996 AND JUNE 30, 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       12/31/96         6/30/96
                                                     (Unaudited)
Current Liabilities:
  Note payable - bank                                $   375,000     $   375,000
  Accounts payable - trade                               235,397         260,092
    Billings in excess of costs                           11,129
  Accrued expenses and other                             142,074          68,714
                                                     -----------     -----------
      Total Current Liabilities                          763,600         703,806
                                                     -----------     -----------
Commitments and Contingencies

Stockholders' Equity:
  Common Stock, $.001 par value,
    25,000,000 shares authorized; 2,181,500
    and 1,896,500 shares issued and
    outstanding                                            2,181           1,896
  Additional paid-in capital                           3,569,466       3,243,151
  Retained earnings (deficit)                         (1,054,343)        303,491
    Less - Note receivable                              (160,000)
                                                     -----------     -----------
      Total Stockholders' Equity                       2,357,304       3,548,538
                                                     -----------     -----------
Stockholders' Equity-net                             $ 3,120,904     $ 4,252,344
                                                     ===========     ===========

                  See Notes to Condensed Financial Statements.

                        THERMO-MIZER ENVIRONMENTAL CORP.

                       CONDENSED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995.
                                   (UNAUDITED)

                                                        1996            1995
                                                        ----            ----

Contract and other revenues                         $   961,000     $ 1,177,927
Cost of revenues                                      1,043,297         697,661
                                                    -----------     -----------
Gross profit  (loss)                                    (82,297)        480,266
                                                    -----------     -----------

Operating expenses:
    Personnel and related costs                         295,234         121,505
    Selling and administrative expenses                 431,777         107,876
    Occupancy costs                                      15,749          16,991
    Product development costs                           125,246          95,734
                                                    -----------     -----------
    Total operating expenses                            868,000         342,106
                                                    -----------     -----------

Operating income (loss)                                (950,297)        138,160
Interest  income (expense)                               36,794         (14,608)
Nonoperating costs                                     (444,331)
                                                    -----------     -----------
Income (loss) before income taxes                    (1,357,834)        123,552
Income taxes - net                                                       34,046
                                                    -----------     -----------
Net  income (loss)                                  $(1,357,834)    $    89,506
                                                    ===========     ===========

Earnings (loss) per share                           $      (.69)    $       .08
                                                    ===========     ===========

Weighted average number of common and
  common equivalent shares outstanding                1,974,532       1,125,000
                                                    ===========     ===========

                  See Notes to Condensed Financial Statements.

                        THERMO-MIZER ENVIRONMENTAL CORP.

                       CONDENSED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995.
                                   (UNAUDITED)

                                                        1996            1995
                                                        ----            ----

Contract and other revenues                         $   472,390     $   698,700
Cost of revenues                                        563,164         380,759
                                                    -----------     -----------
Gross profit  (loss)                                    (90,774)        317,941
                                                    -----------     -----------
Operating expenses:
    Personnel and related costs                         156,656          60,596
    Selling and administrative expenses                 234,767          54,302
    Occupancy costs                                      15,743          16,991
    Product development costs                            51,010          69,384
                                                    -----------     -----------
    Total operating expenses                            458,176         201,273
                                                    -----------     -----------

Operating income (loss)                                (548,950)        116,668
Interest  income (expense)                               15,277          (7,778)
                                                    -----------     -----------
Income (loss) before income taxes                      (533,673)        108,890
Income taxes - net                                                       33,521
                                                    -----------     -----------
Net  income (loss)                                  $  (533,673)    $    75,369
                                                    ===========     ===========
Earnings (loss) per share                           $      (.26)    $       .07
                                                    ===========     ===========
Weighted average number of common and
  common equivalent shares outstanding                2,051,500       1,125,000
                                                    ===========     ===========

                  See Notes to Condensed Financial Statements.

                        THERMO-MIZER ENVIRONMENTAL CORP.

                 CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX
                    MONTHS ENDED DECEMBER 31, 1996 AND 1995.
                                   (UNAUDITED)

                                                        1996            1995
                                                        ----            ----
Cash flows from operating activities:
   Net income (loss)                                  $(1,357,834)  $    89,506
   Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
       Write-off of consulting agreement                   95,000
       Nonrecurring charges                               104,375
       Depreciation and amortization                       16,987         7,314
       (Increase) Decrease in net
          operating assets                                 15,621       (73,645)
                                                      -----------   -----------
       Net cash provided by (used in)
       operating activities                            (1,125,851)       23,175
                                                      -----------   -----------
Cash flows (used in )investing activities:
   Loan to APC                                            (93,750)
   Purchase of property and equipment                     (99,031)      (13,131)
                                                      -----------   -----------
     Total                                               (192,781)      (13,131)
                                                      -----------   -----------
Cash flows from (used in) financing activities:
   Payments on debt                                                    (212,519)
   Proceeds from debt                                                   300,000
   Deferred offering costs                                              (91,478)
   Sale of stock and warrants                             166,600
                                                      -----------   -----------
   Net cash provided by (used in)
     financing activities                                 166,600        (3,997)
                                                      -----------   -----------
Net increase (decrease) in cash                        (1,152,032)        6,047

Cash and cash equivalents - beginning                   2,181,092        59,313
                                                      -----------   -----------
Cash and cash equivalents - ending                    $ 1,029,060   $    65,360
                                                      ===========   ===========

                  See Notes to Condensed Financial Statements.

                        THERMO-MIZER ENVIRONMENTAL CORP.

                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
                                   (UNAUDITED)

                         Common       Additional    Retained        Note          Total
                          Stock        Paid-in      Earnings     Receivable
                                       Capital      (Deficit)
                       -----------   -----------   -----------   -----------   -----------
Balance, July 1, 1996  $     1,896   $ 3,243,151   $   303,491                 $ 3,548,538

Issuances of common
stock and warrants             285       326,315                 $  (160,000)      166,600

Net loss                                            (1,357,834)                 (1,357,834)
                       -----------   -----------   -----------   -----------   -----------
Balance, December 31,
1996                   $     2,181   $ 3,569,466   $(1,054,343)  $  (160,000)  $ 2,357,304
                       ===========   ===========   ===========   ===========   ===========

                  See Notes to Condensed Financial Statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 1--BASIS OF PRESENTATION

      The accompanying condensed interim financial statements for the six-month periods ended December 31, 1996 and 1995 are unaudited and include all adjustments considered necessary by management for a fair presentation. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full fiscal year. These financial statements should be read in conjunction with the information filed as part of the Company's Annual Report on Form 10-KSB

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable

Accounts receivable at December 31, 1996 include retainages of $126,323, substantially all of which is expected to be collected within 12 months.

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

Product Development Cost

Product development costs are charged to operations as incurred. During the six-month period ended December 31, 1996, such charges include the cost of engineering labor and overhead. All charges during the six-month period ended December 31, 1995 were paid to consultants and contractors.

Earnings (Loss) Per Share

Earnings (loss) per common and common equivalent share are calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period, after giving retroactive effect to the .75 to 1 reverse stock split effected in January 1996. The assumed exercise of outstanding warrants would have been antidilutive and, therefore, were excluded from the calculation.

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

Revenue, Credit and Cash Concentration

A significant portion of the Company's revenue is derived from a small number of systems contracts performed for customers located principally in the New York Metropolitan Area. Accordingly, a substantial portion of the Company's accounts receivable is due from customers in the pharmaceutical or commercial real estate industry operating in the New York Metropolitan area.

Substantially all of the Company's cash balances at December 31, 1996 are maintained with one bank. Such balances exceed the amount covered by the Bank's depository insurance for individual depositors.

Reclassification

Certain accounts from 1995 have been reclassified to conform with the 1996 presentation.

NOTE 3--SIGNIFICANT  NONRECURRING TRANSACTIONS

Nonrecurring transactions consist of:
      Solay agreement                                             $ 244,375
      Write-off of Nationwide consulting agreement                   95,000
      Postemployment cost                                            40,000
      Professional fees associated with transactions                 67,510
      Other                                                          (2,554)
                                                                  ---------
      Total                                                       $ 444,331
                                                                  =========

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

      Solay is entitled to exercise options for up to 300,000 units, of which it exercised such option for 260,000 such units, including 160,000 for which it issued a note to the Company in the principal amount of $160,000. The note is interest-free and is nonrecourse to Solay, except to the extent that an officer of the Company repays a note due by such officer to Solay. The remainder of the Option becomes exercisable at the earlier of (i) the consummation by the Company of an acquisition, as defined, or (ii) 18 months from the date of grant. The Option expires five years from the date of grant. Solay granted an irrevocable proxy to vote all shares purchased by Solay pursuant to the Option to the Company's President. Such proxy terminates at the time that the shares are sold, exclusive of a transfer pursuant to a pledge of the shares.

      As part of the agreement with Solay, Nationwide Securities, Inc. ("Nationwide"), the underwriter for the Company's initial public offering in March 1996, agreed to terminate the underwriting agreement effectively eliminating all restrictive covenants set forth therein and severing the relationship between the Company and Nationwide. Accordingly, the Company also wrote off the unamortized portion, amounting to $95,000, of the Nationwide consulting agreement during the six-month period ended December 30, 1996.

      The Company issued nonqualified options for 180,000 units to officers and directors. The units covered by these nonqualified options are identical to the units included in the Option issued to Solay, except that they are exercisable at estimated fair market value at the date of grant.

      For financial reporting purposes, the Company has ascribed a value of $.05 to each Class B Warrant. The aggregate difference between the fair market value of a share of common stock on the date of grant ($1.0623) and the value ascribed to each share of common stock included in the units described above ($.90) for the Solay Options amounts to $89,375 and was accounted for as an expense during the six-month period ended December 31, 1996.

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

Postemployment Benefits

      The Company agreed to purchase an annuity for an officer who retired during the six-month period ended December 31, 1996, the cost of which ($40,000) was charged to operations.


NOTE 4--OTHER SIGNIFICANT TRANSACTIONS

American Process Control, Inc. Agreement

      In August 1996, the Company made a noninterest-bearing loan of $93,750 (which is included in the Balance Sheet caption "Other Assets") to American Process Control, Inc. ("APC"), the proceeds from which will be used to fund the development of a working temperature-activated steam trap alarm device (the "Product"). The loan, which is collateralized by all of APC's assets, was due on December 15, 1996 and may be extended for a period of up to 90 days provided that APC is making satisfactory progress on the development of a working model of the Product. If APC successfully completes development of the Product as of the final maturity date of the loan, the Company will receive 45% of APC's common stock in full satisfaction of such loan and will also receive the (i) exclusive right to sell the Product in the Heating, Ventilation and Air Conditioning market and (ii) nonexclusive right to sell the product in all other markets. APC will sell the Product to the Company at a price equivalent to 120% of APC's manufacturing costs. If APC fails to complete a working copy of the Product as of the final maturity date of the loan, the Company may seek recovery of all amounts due thereunder. As of December 31, 1996, the Company believes that satisfactory progress has been made and, therefore, has agreed to an extension in the maturity date of the note.

Enersave Agreement

      In July 1996, the Company and Enersave, Inc. ("Enersave") entered into an agreement under which the Company acquired, for $100,000 (which is included in the Balance Sheet caption "Other Assets"), all of Enersave's rights to provide all necessary performance metering and billing services pursuant to certain energy service contracts between Enersave and certain public utility companies. The acquisition price will be amortized based on actual billings. For financial reporting purposes, the Company will not recognize any income on these billings until the entire investment has been recovered. The Company has amortized $ 6,720 of the Enersave cost through December 31, 1996.

Stock Option Plan

      In December 1996, the shareholders approved a stock incentive plan under which the Company may issue incentive stock options, nonqualified stock options and stock appreciation rights. The Company has granted options covering 314,000 shares of Common Stock, of which 163,000 options are vested and the remaining vest ratably over four years. The maximum number of shares which may be issued under this plan is 500,000.

NOTE 5--INCOME TAXES

      The Company has established reserves for the entire benefit associated with the unused Federal income tax loss carryforwards.

NOTE 6 --OPTIONS AND WARRANTS

      The following table summarizes the total number of options and warrants outstanding at December 31, 1996.

--------------------------------------------------------------------------------
Description              Options/Warrants   Shares Reserved    Range of Exercise
                            Outstanding      for Issuance(1)    Prices Per Share
--------------------------------------------------------------------------------
Balance, July 1,              1,950,000         2,887,500        $4.01 to $8.25
1996
Solay Warrants                1,390,000         1,390,000              $1 to $3
Other Warrants                  540,000           540,000           $1.16 to $3
Stock Options (2)               314,000           500,000                    $1
                              ---------         ---------
Balance, December 31, 1996    4,194,000         5,317,500           $1 to $8.25
                              =========         =========

(1) Gives effect to the impact of all antidilution clauses included in the related agreements.

NOTE 7--SUBSEQUENT EVENT

      On January 6, 1997 the Company signed a letter of intent to acquire the business of Laminaire Corporation, located in Rahway, New Jersey, for $2,975,000 (payable $1,975,000 in cash and $1,000,000 in the form of a convertible note payable). The acquisition is subject, among other things, to the Company obtaining satisfactory financing. Laminaire is a manufacturer and distributor of cleanroom products and also produces a variety of electronic circuit boards. It has annual sales in excess of $6,000,000. Costs aggregating $35,289 associated with this proposed transaction are included in the Balance Sheet caption "Other Assets" at December 31, 1996.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Safe Harbor Statement Under the Private Securities Litigation Reform Act of
1995.

      Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions, the impact of competitive products, pricing, acceptance of the Company's products in development and other risks detailed herein and in other filings that the Company makes with the Securities and Exchange Commission.

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

      Because of the Company's historical emphasis on systems sales, a substantial portion of its revenue is derived from a relatively few number of contracts. In general, the Company has between 45 and 50 open contracts in a fiscal quarter of which fewer than ten comprise more than 50 percent of revenues for that quarter. This also means that a small number of customers make up a large percentage of sales. For the six-month period ended December 31, 1996, sales to three customers comprised 48% of total sales (with individual customers comprising 21%, 14%, and 13%, respectively, of total revenues).

      In the year ended June 30, 1995, three customers accounted for 51% of total revenue. All three customers were major pharmaceutical companies. For the six-month period ended December 31, 1996, the two largest customers were commercial-related. Margins on commercial work in the HVAC market have been substantially below expectations. Due to a severe downturn in work related to pharmaceutical clean room manufacturing facilities with the Company's previous customers, the Company has had to shift it's attention to the broad commercial market. The Company's inability in the short term to replace contracts related to pharmaceutical clean room manufacturing facilities has resulted in lowered sales and margins.

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

Results of Operations

Comparison of the Six Months Ended December 31, 1996 and 1995

      A comparison of operating results between the periods follows:

Caption                                       1996     %            1995      %        Change           %
Contract and other revenues            $   961,000    100%   $1,177,927     100%   $  (216,927)       -18%
Cost of revenues                         1,043,297   -109%      697,661      59%       345,636         50%
    Gross profit                           (82,297)    -9%      480,266      41%      (562,563)      -117%
Expenses:
  Personnel and related costs              295,234    -31%      121,505      10%       173,729        143%
  Selling and Administration expenses      431,771    -45%      107,876       9%       323,895        300%
  Product development                      125,246    -13%       95,734       8%        29,512         31%
  Occupancy costs                           15,749     -2%       16,991       1%        (1,242)        -7%
    Total expenses                         868,000    -90%      342,106      29%       525,894        154%
Operating income (loss)                   (950,297)   -99%      138,160      12%    (1,088,457)      -788%
Interest (net)                              36,797      4%      (14,608)     -1%        51,405       -352%
Non-recurring expense                      444,331    -46%         --                  444,331
Income (loss) before income taxes       (1,357,831)  -141%      123,552      10%    (1,481,383)
Income tax (benefits)                         --                 34,046       3%       (34,046)
    Net income (loss)                  $(1,357,831)  -141%   $   89,506       8%   $(1,447,337)

      The Company completed an initial public offering of its common stock and warrants in March 1996. Thereafter, it commenced implementing a strategy designed to make it a product and service, rather than a systems, driven business. This strategy required it to make a variety of investments in human resources, management systems and product development which negatively impacted earnings during the six months ended December 31, 1996. The investments included
(i) expanding the Company's product and software development capabilities, (ii) hiring new financial, engineering, sales and marketing professionals, (iii) conducting a sophisticated analysis of the Company's marketplace, and (iv) acquiring the rights to certain new products which fit well into the Company's overall strategy. Many of these investments were made late in fiscal 1996 and resulted in an increase in operating expenses for the six months ended December 31, 1996.

      The Company believed that it would begin to realize the benefits of these investments during fiscal 1997. However, the six months ended December 31, 1996 were adversely impacted by two sets of circumstances. First, certain of the Company's principal customers significantly and unexpectedly reduced their capital spending. These cutbacks resulted in the Company's actual volume of work for the period being significantly below the level planned and was insufficient to cover its overhead. The Company has increased it selling efforts and augmented its marketing resources which has resulted in a significant increase in its bidding and proposal activity. Although Management is optimistic about the Company's prospects for being awarded certain of these proposed contracts, no assurance can be given that it will be successful in this regard. In January 1997, the Company made several reductions in its workforce to permit it to approach breakeven at lower levels of sales activity. Secondly, the Company introduced new products in 1996 and performed a major contract which incorporated one such product. The Company required longer than expected to correct certain problems which arose in connection with the operation in this new product which resulted in it incurring a substantial loss during the period on a major contract. Management believes that this was an isolated situation and that the problem has been corrected. It is quite typical to experience problems when new products are introduced. In this case the impact of the problem was greater than would normally be the case because of the simultaneous decrease in overall sales activities. The Company believes that it has "debugged" this new product, which is important to its future, and that similar problems should not recur on future installations.

      The Company is implementing a strategy to reduce its dependence on large contracts by increasing its focus on products sales. Its product development efforts have resulted in the recent introduction of two new products, and several other products are under development. No assurance can be given that the Company will be successful in these efforts. The Company has also signed a letter of intent to acquire Laminaire Corporation (see Note 7 to "Notes to Condensed Financial Statements" and "Liquidity and Capital Resources" below). Management believes that the acquisition of Laminaire, a product-driven manufacturer and distributor of cleanroom products which also produces a variety of electronic circuit boards and annual sales in excess of $6,000,000, will accelerate its transition.

      Operating expenses are not comparable between periods because the 1996 period includes the costs associated with. (i) expanding the Company's software development capabilities, (ii) hiring new financial, engineering, sales and marketing professionals, (iii) conducting a sophisticated analysis of the Company's marketplace, and (iv) acquiring the rights to certain new products which fit well into the Company's overall strategy. In addition, the Company incurred costs associated with being a public company, including additional insurance, professional fees, shareholder and board of director costs. There were substantially no comparable costs incurred in 1995. The Company also hired several new engineers and incurred the customary time and costs associated with training.

      Product development costs increased because the Company hired four engineers who devote a significant portion of their time to developing or enhancing software and other new products and enhancements to existing products.

      The costs referred to above were incurred, by necessity, in advance of realizing benefits therefrom. The new resources have permitted the Company to increase its product development efforts, develop advertising and promotional materials, participate in important industry tradeshows and increase its proposal activities. The Company believes that the benefits from these efforts will commence in the middle of 1997, although no assurance thereof can be given.

      In addition, operating results were significantly impacted by several transactions which took place during the six months ended December 31, 1996 and related to the engagement of a financial public relations and acquisition consultant, the issuance of nonqualified stock options and the cancellation of the Underwriting Agreement with Nationwide.. Management believes that each of these expenditures and transactions had the potential to contribute positively to future shareholder value, although no assurance thereof can be given. There were no similar investments or transactions during the six-month period ended December 31, 1995 A detailed listing and description of these charges, which include noncash items aggregating $199,375, is set forth in Note 3 to the Condensed Financial Statements included elsewhere herein. Management does not anticipate incurring similar charges in the future.

      Interest-net consists of interest income on time deposits less interest expense incurred on a $375,000 note payable to a bank.

      The Company has established reserves for the entire benefit associated with the unused income tax loss carryforwards because the Company must realize income in the future to utilize such carryforwards.

      Liquidity and Capital Resources

      The Company completed an initial public offering of its common stock and warrants in March 1996. The net proceeds therefrom ($3,114,500) have been used, in part, to fund the Company's strategies and operating losses. In January 1997, the Company decided that it must reduce the level of negative cash flow resulting from operating losses and, accordingly, reduced the level of its staff. These employees will not be rehired or replaced until justified by the level of sales. If necessary, Management intends to continue reducing overhead costs until the Company is operating at a breakeven point from a cash flow perspective although there can be no assurance that break even from operations can be achieved. At December 31, 1996, the Company's backlog was $730,569 compared with $780,029 at June 30, 1996. The Company expects to complete substantially all of the backlog within 12 months. The decrease in the backlog resulted from the completion of certain contracts without being awarded or winning new contracts of comparable amount.

      On January 6, 1997 the Company signed a letter of intent to acquire the business of Laminaire Corporation, located in Rahway, New Jersey, for $2,975,000 (payable $1,975,000 in cash and $1,000,000 in the form of a convertible note payable). The acquisition is subject, among other things, to the Company obtaining satisfactory financing. The Company is actively seeking the financing necessary to complete this transaction.

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

                         See Note 3 to the Condensed Financial Statements

               Item 3    Defaults on Senior Securities

                         None

               Item 4    Submission of Matters to a Vote of Shareholders

      At its Annual Meeting of Shareholders held on December 12, 1996, the shareholders voted on and approved (i) adoption of a stock option plan; (ii) staggering the terms of members of the Board of Directors and (iii) the recommended slate of Directors..

               Item 5    Other Information

                         None

               Item 6    Exhibits and Reports on Form 8-K

      On January 19, 1997, the Company filed a report on Form 8-K which described the letter of intent to acquire Laminaire Corporation which is also described in Note 7 to the interim condensed financial statements filed as part of this report.

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THERMO-MIZER ENVIRONMENTAL CORP.
                                                     (Registrant)


                                          JON J. DARCY
                                          -----------------------
                                          Jon J. Darcy
                                          President, Chief Executive Officer and
                                          Chief Financial Officer

Date: February 10, 1997