Form 10QSB
period 1997-03-31
THERMO-MIZER ENVIRONMENTAL CORP
filed 1997-05-12
CIK 934379

SECURITIES AND EXCHANGE COMMISSION
                                                  Washington D.C. 20549


                                                       FORM 10-QSB

                                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       OF THE SECURITIES EXCHANGE ACT OF 1934


For the Nine Months Ended                               Commission File Number
     March 31, 1997                                             33-87284-N4

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [XX]
                                       No




At April 30, 1997, the latest practicable date, there were 2,311,500 shares of Common Stock outstanding, $.001 par value.

                           THERMO-MIZER ENVIRONMENTAL CORP.


                                     INDEX
                                                                        PAGE

PART I.           FINANCIAL INFORMATION

         Item 1.           Unaudited Financial Statements:

                           Condensed Balance Sheets
                           March 31, 1997 and June 30, 1996.             3,4

                           Condensed Statements of Operations            5
                           for the nine months ended
                           March 31, 1997 and 1996.

                           Condensed Statements of Operations             6
                           for the three months ended
                           March 31, 1997 and 1996.

                           Condensed Statements of Cash Flows             7
                           for the nine months ended
                           March 31, 1997 and 1996

                           Condensed Statement of Stockholders'           8
                           Equity

                           Notes to Condensed Financial Statements        9



         Item 2.           Management's Discussion and Analysis of
                         Financial Condition and Results of Operations.  14



PART II.          OTHER INFORMATION                                       19

                                             THERMO-MIZER ENVIRONMENTAL CORP.

                                                 CONDENSED BALANCE SHEETS

                                             MARCH 31, 1997 and JUNE 30, 1996

                                                          ASSETS


                                               3/31/97         6/30/96
                                             (Unaudited)
   Current Assets:

  Cash                                        $ 692,116        $ 2,181,092
  Other  time deposits                          375,000            375,000
  Contracts receivable-net of
  allowance of $30,000 and $15,000              686,786            790,451
  Inventories                                   355,042            315,452
  Unbilled receivables                           65,069            254,838
  Prepaid expenses and other                    143,039            189,240
                                              ----------          -----------

                  Total Current Assets         2,317,052          4,106,073

Property and Equipment - net                     135,230            100,404

Other Assets                                     345,275             45,867
                                                ----------          ---------
Total Assets                                 $ 2,797,557        $ 4,252,344
                                               ===========         ===========


















                               See Notes to Condensed Financial Statements.

                                             THERMO-MIZER ENVIRONMENTAL CORP.

                                                 CONDENSED BALANCE SHEETS

                                             MARCH 31, 1997 AND JUNE 30, 1996

                                           LIABILITIES AND STOCKHOLDERS' EQUITY





                                              3/31/97                6/30/96
                                           (Unaudited)

Current Liabilities:
         Note payable - bank               $  375,000              $  375,000
         Accounts payable - trade             192,904                 260,092
     Billings in excess of costs               90,996
         Accrued expenses and other           142,259                  68,714
                                               -------              ----------



                  Total Current Liabilities    801,159                 703,806
                                             -------              ----------


Commitments and Contingencies

Stockholders' Equity:
         Common Stock, $.001 par value,
           25,000,000 shares authorized;
       2,311,500 and 1,896,500 shares
      issued and outstanding                      2,311                   1,896
         Additional paid-in capital           3,584,336               3,243,151
         Retained earnings (deficit)         (1,430,249)                303,491
      Less - Note receivable                   (160,000)
                  Total Stockholders' Equity  1,996,398               3,548,538
                                               ---------             ----------


Total Liabilities and Stockholders'
Equity                                         $2,797,557           $ 4,252,344
                                               ===========          ===========







                             See Notes to Condensed Financial Statements.

                                             THERMO-MIZER ENVIRONMENTAL CORP.

                                 CONDENSED STATEMENTS OF OPERATIONS
                           FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                       (UNAUDITED)


                                        1997                      1996

Contract and Other Revenue            $ 1,488,818               $ 1,604,011
Cost of Revenue                         1,461,406                 1,030,524
                                       -----------                ---------

Gross Profit (Loss)                         27,412                  573,487
                                       -----------                  --------

Operating Expenses:
Personnel and related
costs                                      426,180                   181,046
Selling and administrative                 652,079                   204,504
Occupancy                                   25,697                    27,830
Product development                        213,789                   137,908
                                          -----------             ------------
Total operating expenses                   1,317,745                 551,288
                                          ----------                ----------

Operating Income (Loss)                   (1,290,333)                 22,199

Other - net                                 (430,407)                (12,873)
                                            ----------            -------------

Income (Loss) Before Taxes                (1,720,740)                  9,326

Income Taxes (Benefit)                        13,000                  (5,246)
                                           ----------                   -------

Net Income (Loss)                       $(1,733,740)             $     14,572
                                        ============                ===========

Earnings (Loss) Per Share                $ (.84)                    $  .01
                                         =======                    =======

Weighted Average Number of
Shares Outstanding                          2,069,872                 1,245,011
                                            =========                 =========











                             See Notes to Condensed Financial Statements.

                                             THERMO-MIZER ENVIRONMENTAL CORP.

                                     CONDENSED STATEMENTS OF OPERATIONS
                             FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                                       (UNAUDITED)





                                                1997                      1996

Contract and Other Revenue                   $ 527,818              $  426,084
Cost of Revenue                                418,109                 337,383
                                             ---------                 -------

Gross Profit                                   109,709                  88,701
                                            ----------            -----------

Operating Expenses:
Personnel and related costs                    130,946                  59,541
Selling and administrative                     219,416                  96,629
Occupancy                                       10,840                  10,840
Product development                             88,543                  37,654
                                            ---------                 --------
Total operating expenses                       449,745                 204,664
                                              --------               ---------

Operating Loss                                (340,036)               (115,963)

Other- net                                     (22,871)                  1,735
                                           ----------                ----------

Loss Before Taxes                            (362,907)                (114,228)

Income Tax (Expense)
Benefit                                       (13,000)                  39,294
                                          -----------              -----------

Net Loss                                  $ (375,907)               $  (74,934)
                                         -----------               -----------

Loss Per Share                                $ (.17)                 $  (.05)
                                         ------------              -----------

Weighted Average Number of
Shares Outstanding                          2,260,551                1,485,033
                                          -------------            -----------


                                See Notes to Condensed Financial Statements

                                             THERMO-MIZER ENVIRONMENTAL CORP.

                                            CONDENSED STATEMENTS OF CASH FLOWS
                              FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                                       (UNAUDITED)






                                               1997                      1996


OPERATING ACTIVITIES:
Net income (loss)                           $(1,733,740)             $   14,572
Adjustments to reconcile net income
(loss) to net cash provided by (used
in) operating activities:
Write-off of consulting agreement                 95,000
Nonoperating expenses                            104,375
Depreciation and amortization                     38,124                  9,225
Loss on asset disposal                            28,546
Decrease (increase) in net operating                                   (378,074)
assets                                            98,022
                                           -------------
Total
                                              (1,369,673)              (354,277)

INVESTING ACTIVITIES:
Loan to APC                                     (114,298)
Purchase of equipment                            (85,816)               (15,570)
Deferred business acquisition costs             (100,789)
                                               ------------
Total                                           (300,903)               (15,570)
                                               ------------

FINANCING ACTIVITIES:
Payments of debt                                                       (311,839)
Proceeds from borrowings                         181,600              3,222,600
                                               ---------             ----------
Total                                            181,600              3,285,761

NET INCREASE (DECREASE) IN CASH               (1,488,976)             2,915,914

CASH - BEGINNING                               2,181,092                 59,313
                                               ---------              --------

CASH - ENDING                                  $ 692,116            $ 2,975,227
                                                --------            -----------

                                 See Notes to Condensed Financial Statements.

                                             THERMO-MIZER ENVIRONMENTAL CORP.

                           CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                            FOR THE NINE MONTHS ENDED MARCH 31, 1997
                                                       (UNAUDITED)




                                                                 Additional              Retained
                                               Common               Paid-in              Earnings                 Note
                                                Stock               Capital             (Deficit)           Receivable        Total
Balance, July 1, 1996                        $  1,896            $3,243,151             $ 303,491                        $3,548,538
Issuance of equity
securities                                        415               341,185                                $ (160,000)      181,600
                                             --------           -----------                                -----------
Net loss                                                                              (1,733,740)                       (1,733,740)
                                                                                      -----------                       -----------

Balance, March 31,
1997                                           $2,311           $ 3,584,336          $(1,430,249)          $ (160,000)  $ 1,996,398
                                               ======






























                          See Notes to Condensed Financial Statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 1--BASIS OF PRESENTATION

         The accompanying condensed interim financial statements for the three and nine-month periods ended March 31, 1997 and 1996 are unaudited and include all adjustments considered necessary by management for a fair presentation. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full fiscal year. These financial statements should be read in conjunction with the information filed as part of the Company's Annual Report on Form 10-KSB.

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

Accounts Receivable
Accounts receivable at March 31, 1997 include retainages of $167,290 (compared with $51,532 at June 30, 1996), substantially all of which is expected to be collected within 12 to 18 months.

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

Product Development Cost
Product development costs are charged to operations as incurred. During the nine-month period ended March 31, 1997, such charges include the cost of engineering labor and overhead. All charges during the nine-month period ended March 31, 1996 were paid to consultants and contractors.

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The principal assumptions inherent in the accompanying financial statements relate to estimated percentages of contract completion and the realizability of deferred costs associated with planned business combinations. Actual results may differ from those estimates.

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

Substantially all of the Company's cash balances at March 31, 1997 are maintained with one bank. Such balances exceed the amount covered by the Bank's depository insurance for individual depositors.

Reclassification
Certain accounts from 1996 have been reclassified to conform with the 1997 presentation.

NOTE 3--OTHER SIGNIFICANT TRANSACTIONS

Other - net consists of the following for the nine months ended March 31, 1997 and 1996:


                                                                                  1997                  1996
                                                                                  ----
                       Solay agreement                                       $ 244,375
                       Write-off of Nationwide
                       consulting agreement                                     95,000
                       Postemployment cost                                      40,000
                       Professional fees
                       associated with
                       nonrecurring
                       transactions                                             67,510
                       Interest - net                                         (42,472)               $12,873
                       Disposal of equipment                                    28,546
                       Other                                                   (2,552)
                                                                           -----------
                       Total                                                 $ 430,407              $ 12,873
                                                                             =========


Solay, Inc. Consulting Agreement and Issuance of Nonqualified Options

         On July 30, 1996, the Company entered into a one-year financial consulting agreement with Solay, Inc. ("Solay") under which Solay agreed to provide the Company with financial public relations and acquisition-related services in consideration for a payment of $165,000 and an option (the "Option") granting Solay the right to purchase 550,000 units at an exercise price of $1 per unit. Each unit consists of one share of common stock and two Class B warrants. Each Class B warrant entitled the holder thereof to purchase one share of common stock at an exercise price equal to the greater of (i) $3 per share or
(ii) 120% of the offering price of a share of common stock in a secondary public offering which results in gross proceeds of at least $3,000,000. The Class B warrants were exercisable for a period of five years commencing on the earlier of (i) one year from the date that the option was granted or (ii) the consummation of an acquisition, as defined, by the Company. The Company registered all securities covered by the Option in a Registration Statement on Form S-8. In February 1997, the Company modified the terms of the option such that it cancelled 470,000 Class B Warrants and Solay's right to purchase 30,000 Class B Warrants issued one share of Common Stock for each five Class B Warrants cancelled.

         Solay is entitled to exercise options for up to 300,000 shares, of which it exercised such option for 260,000 such shares, including 160,000 for which it issued a note to the Company in the principal amount of $160,000. The note is interest-free and is nonrecourse to Solay, except to the extent that an officer of the Company repays a note due by such officer to Solay. The remainder of the Option becomes exercisable at the earlier of (i) the consummation by the Company of an acquisition, as defined, or (ii) 18 months from the date of grant. The Option expires five years from the date of grant. Solay granted an irrevocable proxy to vote all shares purchased and held by Solay pursuant to the Option to the Company's President. Such proxy terminates at the time that the shares are sold, exclusive of a transfer pursuant to a pledge of the shares.

         As part of the agreement with Solay, Nationwide Securities, Inc. ("Nationwide"), the underwriter for the Company's initial public offering in March 1996, agreed to terminate the underwriting agreement effectively eliminating all restrictive covenants set forth therein and severing the relationship between the Company and Nationwide. Accordingly, the Company also wrote off the unamortized portion, amounting to $95,000, of the Nationwide consulting agreement during the nine-month period ended March 31, 1997.

         The Company issued nonqualified options for 180,000 units to officers and directors. The units covered by these nonqualified options are identical to the units included in the Option issued to Solay, except that they are exercisable at estimated fair market value at the date of grant. ($1.16) The holders of the Class B Warrants have been granted the right to receive one share of Common Stock in exchange for each five Class B Warrants. The conversion of the Class B Warrants results in the exercise price per share becoming $.83.

         For financial reporting purposes, the Company ascribed a value of $.05 to each Class B Warrant. The aggregate difference between the fair market value of a share of common stock on the date of grant ($1.0623) and the value ascribed to each share of common stock included in the units described above ($.90) for the Solay Options amounts to $89,375 and was accounted for as an expense during the nine-month period ended March 31, 1997.

         The transactions above, together with certain other issuances of securities in consideration for services received, result in a modification of the exercise price of the Redeemable Warrants issued as part of the Company's initial public offering under the antidilution provisions of the warrant agreement. Such issuances result in the exercise price of the Redeemable Warrants being reduced from $6.00 (the price in effect on the date of issuance) to $3.76 at April 30, 1997. In addition, each Redeemable Warrant, as adjusted, will entitle the holder thereof to purchase 1.6 shares of Common Stock at the adjusted purchase price of $3.76 per share.

Postemployment Benefits

         The Company agreed to purchase an annuity for an officer who retired during the nine-month period ended March 31, 1997, the cost of which ($40,000) was charged to operations.

NOTE 4--OTHER SIGNIFICANT TRANSACTIONS

American Process Controls, Inc. Agreement

         In August 1996, the Company made a noninterest-bearing loan of $93,750 (which w3as subsequently increased to $114,298 and is included in the Balance Sheet caption "Other Assets") to American Process Controls, Inc. ("APC"), the proceeds from which were used to fund the development of a working temperature-activated steam trap alarm device (the "Product"). The loan, which is collateralized by all of APC's assets, was due on March 15, 1997 at which time APC was unable to repay it. The Company has the right to receive 45% of APC's common stock in full satisfaction of such loan and plus the (i) exclusive right to sell the Product in the Heating, Ventilation and Air Conditioning market and (ii) nonexclusive right to sell the product in all other markets. APC is required to sell the Product to the Company at a price equivalent to 120% of APC's manufacturing costs. The Company believes that additional costs must be incurred to complete the Product's design and testing and has advised APC that it is currently unwilling to advance such funds. The Company has proposed that APC obtain alternative financing in sufficient amount as to repay the amounts due to the Company and complete the Product. No assurance can be given that APC will be successful in such efforts.

Enersave Agreement

         In July 1996, the Company and Enersave, Inc. ("Enersave") entered into an agreement under which the Company acquired, for $100,000 (which is included in the Balance Sheet caption "Other Assets"), all of Enersave's rights to provide all necessary performance metering and billing services pursuant to certain energy service contracts between Enersave and certain public utility companies. The acquisition price will be amortized based on actual billings. For financial reporting purposes, the Company will not recognize any income on these billings until the entire investment has been recovered. The Company has amortized $15,680 of the Enersave cost through March 31, 1997.

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

NOTE 5--INCOME TAXES

         The Company has established reserves for the entire benefit associated with the unused Federal income tax loss carryforwards



NOTE 6 --OPTIONS AND WARRANTS


         At March 31, 1997 there are a total of 3,111,000 options and warrants outstanding requiring a total of 4,332,000 shares to be reserved for possible issuance in the event that all such options and warrants are exercised.


NOTE 7--PROPOSED BUSINESS COMBINATIONS

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

         On March 21, 1997, the Company signed a letter of intent to acquire the business and substantially all of the assets of AdvanTech Corporation
("AdvanTech") for $1,000,000, consisting of $650,000 in cash and a $350,000 note, plus the assumption of AdvanTech's recorded liabilities. The Note is convertible, at the option of the holder, into shares of the Company's Common Stock at a price per share of $.6875. AdvanTech, based in Fairfield, New Jersey, installs environmental control systems and distributes a wide variety of hardware and software products used in such systems.

         Both proposed acquisitions are subject, among other things, to the Company obtaining satisfactory financing. The Company has signed a term sheet with a placement agent under which it has agreed to issue up to $3,500,000 of convertible preferred stock to eligible investors. The offering will be conducted on a "best efforts" basis. No assurances can be given that the Company will be successful in its efforts to obtain financing. The Company has no commitment or understanding with respect to any other financing.

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

         Because of the Company's historical emphasis on systems sales, a substantial portion of its revenue is derived from a relatively few number of contracts. In general, the Company has between 45 and 50 open contracts in a fiscal quarter of which fewer than ten comprise more than 50 percent of revenues for that quarter. This also means that a small number of customers make up a large percentage of sales. For the nine-month period ended March 31, 1997, sales to three customers comprised 48% of total sales (with individual customers comprising 27%, 11%, and 10%, respectively, of total revenues).

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

Results of Operations

Comparison of the Nine Months Ended March 31, 1997 and 1996


         A comparison of operating results between the periods follows:


Caption                                 1997           %              1996        %             Change         %

Contract and
other revenues                   $ 1,488,818                    $1,604,011                  ($115,193)     -7.2%
Cost of revenues                   1,461,406       98.2%         1,030,524    64.2%            430,882     41.8%
Gross profit                          27,412        1.8%           573,487    35.8%           -546,075    -95.2%
Expenses
Personnel and
related costs                        426,180       28.6%           181,046    11.3%            245,134    -95.2%
Administration
expenses                             652,079       43.8%           204,504    12.7%            447,575    -95.2%
Product
development
costs                                213,789       14.4%           137,908     8.6%             75,881     55.0%
Occupancy costs                       25,697        1.8%            27,830     2.7%             -2,133     -7.7%

Total Expenses                     1,317,745       88.5%           551,288    34.4%            766,457     18.3%
Operating income                  -1,290,333      -86.7%            22,199     1.4%         -1,312,532
Other-Net                           -430,405      -28.9%           -12,873    -0.8%           -443,278
Income before
income taxes                      -1,720,738     -115.6%             9,326     0.6%         -1,730,064
Income Taxes-Net                     -13,002       -0.9%            -5,246    -0.3%            -18,248
Net Income                      ($1,733,740)     -116.5%           $14,572     0.9%       ($1,748,312)




         The Company completed an initial public offering of its common stock and warrants in March 1996. Thereafter, it commenced implementing a strategy designed to make it a product and service, rather than a systems driven business. This strategy required it to make a variety of investments in human resources; management systems; marketing and product development which negatively impacted earnings during the nine months ended March 31, 1997. The investments included (i) expanding the Company's product and software development capabilities, (ii) hiring new financial, engineering, sales and marketing professionals, (iii) conducting an analysis of the Company's marketplace, and (iv) acquiring the rights to certain new products which fit well into the Company's overall strategy. Many of these investments were made late in fiscal 1996 and resulted in an increase in operating expenses for the nine months ended March 31, 1997.

         The Company believed that it would begin to realize the benefits of these investments during fiscal 1997. However, the nine months ended March 31, 1997 were adversely impacted by two sets of circumstances. First, certain of the Company's principal customers significantly and unexpectedly reduced their capital spending. These cutbacks resulted in the Company's actual volume of work for the period being significantly below the level planned and was insufficient to cover its overhead. The Company has increased it selling efforts and augmented its marketing resources which has resulted in a significant increase in its bidding and proposal activity. Although Management is confident about the Company's prospects for being awarded certain of these proposed contracts, no assurance can be given that it will be successful in this regard. Secondly, the Company introduced a new product in fiscal 1997 and performed two major contracts which incorporated such product. The Company required longer than expected to correct certain problems which arose in connection with the operation of this new product which resulted in it incurring a substantial loss during the period on one of these contracts and significantly reduced margins on the other. Throughout this period the Company did not make a meaningful penetration into the targeted Continuous Emission Monitoring business or obtain significant contracts from new customers despite increased marketing efforts.

         In January 1997, the Company made reductions in its workforce to permit it to approach breakeven at lower levels of sales activity. The Company also believes that it has identified and corrected the problems associated with its new product and that similar problems will not recur on future installations of this product. Nevertheless, the Company is not receiving a sufficient quantity of new orders to permit its core business to operate profitably.

         The Company's strategy is to reduce its dependence on large contracts by increasing its focus on product sales. No assurance can be given that the Company will be successful in these efforts. The Company has also signed a letter of intent to acquire Laminaire Corporation (see Note 7 to "Notes to Condensed Financial Statements" and "Liquidity and Capital Resources" below). Management believes that the acquisition of Laminaire, a product-driven manufacturer and distributor of cleanroom products which also produces a variety of electronic circuit boards and annual sales in excess of $6,000,000, represents a critical element in its efforts to make this transition and stabilize its financial condition The Company has also signed a letter of intent to acquire AdvanTech Corporation, which operates in the same general area of the controls industry as does the Company's core business. The Company believes that the completion of these acquisitions will add management depth and provide a sufficient volume of business to permit revenues from the control business to increase, although there can be no assurance. The Company believes that its technology will also complement the products and services of the two potential acquirees. The acquisitions are subject to the Company obtaining satisfactory financing.

         If the Company is unable to complete the acquisition of Laminaire Corporation, it will have to reassess its entire business strategy, including an evaluation of the value of each asset and the overall viability of the niche in the controls industry in which it operates, to determine the best way to maximize shareholder value.

         Operating expenses are not comparable between periods because the 1996 period includes the costs associated with. (i) expanding the Company's software development capabilities, (ii) hiring new financial, engineering, sales and marketing professionals, (iii) conducting a sophisticated analysis of the Company's marketplace, (iv) acquiring the rights to certain new products which fit well into the Company's overall strategy, and (v) additional marketing expenses. In addition, the Company incurred costs associated with being a public company, including additional insurance, professional fees, shareholder and board of director costs. There were substantially no comparable costs incurred in 1996. The Company also hired several new engineers and incurred the customary time and costs associated with training.

         Product development costs increased because the Company hired four engineers who devote a significant portion of their time to developing or enhancing software and other new products and enhancements to existing products. In addition, significant development efforts were necessary to identify and correct the problems encountered with a newly introduced product.

         In addition, operating results were significantly impacted by several transactions which took place during the nine months ended March 31, 1997 and related to the engagement of a financial public relations and acquisition consultant, the issuance of nonqualified stock options and the cancellation of the Underwriting Agreement with Nationwide. Management believes that each of these expenditures and transactions had the potential to contribute positively to future shareholder value, although no assurance thereof can be given. There were no similar investments or transactions during the nine-month period ended March 31, 1996 A detailed listing and description of these charges, which include noncash items aggregating $227,921, is set forth in Note 3 to the Condensed Financial Statements included elsewhere herein. Management does not anticipate incurring similar charges in the future

         The Company has established reserves for the entire benefit associated with the unused income tax loss carryforwards because the Company must realize income in the future to utilize such carryforwards.


Liquidity and Capital Resources

         The Company completed an initial public offering of its common stock and warrants in March 1996. The net proceeds therefrom ($3,114,500) have been used, in part, to fund the Company's strategies and operating losses. Despite its plans and efforts, the Company's operating losses have created a significant impairment in the Company's liquidity and cash balances. In January 1997, the Company concluded that it must reduce the level of cash drain resulting from operating losses and, accordingly, reduced the level of its staff. These employees will not be rehired or replaced until the level of sales justifies doing so. However, operating losses have continued. If necessary, Management intends to continue reducing costs and the scope of its operations until the Company is operating at a breakeven point from a cash flow perspective, although no assurances can be given that it will be successful.

         At March 31, 1997, the Company's backlog was $935,500 compared with $780,000 at June 30, 1996. The Company expects to complete substantially all of the backlog within 12 months. The increased level of backlog is not sufficient to permit a return to profitability because a substantial portion of such backlog relates to material and subcontractor-provided work on which margins are less than engineering-related work.

         The Company's plans to become profitable are strongly dependent upon its ability to complete two acquisitions,. The proposed acquirees will accelerate the Company's transition to a products driven business and also provide needed management and organizational depth for its traditional controls business. At the same time, the Company anticipates that its technology will provide added benefits and functionality to these acquirees' products and services. All three entities will be consolidated into one facility if the proposed acquisitions are completed.

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

         On March 21, 1997, the Company signed a letter of intent to acquire the business and substantially all of the assets of AdvanTech Corporation
("AdvanTech") for $1,000,000, consisting of $650,000 in cash and a $350,000 note, plus the assumption of AdvanTech's recorded liabilities. The Note is convertible, at the option of the holder, into shares of the Company's Common Stock at a price per share of $.6875. AdvanTech, based in Fairfield, New Jersey, installs environmental control systems and distributes a wide variety of hardware and software products used in such systems.

         Both proposed acquisitions are subject, among other things, to the Company obtaining satisfactory financing. The Company has signed a term sheet with a placement agent under which it has agreed to issue up to $3,500,000 of convertible preferred stock to eligible investors. The offering will be conducted on a "best efforts" basis. No assurances can be given that the Company will be successful in its efforts to obtain financing. The Company has no commitment or understanding with respect to any other financing.

         The Company is obligated for a $375,000 bank loan which is collateralized by a certificate of deposit. Such loan bears interest at the rate of 5.85 percent per annum and is due on June 1, 1997. T0he proceeds of this bank loan were used to repay indebtedness due principally to trusts for family members of Company officers. The bank loan is at a rate more favorable to the Company than the loans which were repaid.



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

         Statement of Financial Accounting Standards No. 128, "Earnings Per Share," changes the reporting requirements for earnings per share ("EPS") for publicly traded companies by replacing primary EPS with basic EPS and modifying the disclosures associated with this change. The Company is required to adopt this standard in fiscal 1998 and is currently evaluating the impact thereof. It believes that for the three and nine-month periods ended March 31, 1997 that earnings per share would be substantially the same if the new standard had been in effect during those periods. However, because of the existence of outstanding options and warrants, there would be differences if the Company reports positive earnings and/or the Company's stock price increases.

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

                         See Note 3 to the Condensed Financial Statements

                  Item 3                    Defaults on Senior Securities

                                            None

                  Item 4                    Submission of Matters to a Vote of
                                            Shareholders

         At its Annual Meeting of Shareholders held on December 12, 1996, the shareholders voted on and approved (i) adoption of a stock option plan; (ii) staggering the terms of members of the Board of Directors and (iii) the recommended slate of Directors.

                  Item 5                    Other Information

                                            None

                  Item 6                    Exhibits and Reports on Form 8-K

         On January 19, 1997, the Company filed a report on Form 8-K which described the letter of intent to acquire Laminaire Corporation.

         On April 5, 1997, the Company filed a report on Form 8-K which described the letter of intent to acquire AdvanTech Corporation.

         Both of these matters are disclosed in Note 7 to the interim condensed financial statements filed as part of this report.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THERMO-MIZER ENVIRONMENTAL CORP.
                                             (Registrant)




                                /s/ Jon J. Darcy
                                  JON J. DARCY

                                  Jon J. Darcy
                                  President, Chief Executive Officer
                                     and Chief Financial Officer


Date: May 12, 1997
steven\thermomi\039710q.509