Form 10KSB
period 1997-06-30
THERMO-MIZER ENVIRONMENTAL CORP
filed 1997-10-14
CIK 934379

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______ to _______

Commission file number 33-80961-NY

                        THERMO-MIZER ENVIRONMENTAL CORP.
                  (Exact name of small business in its charter)

          Delaware                                       22-2312917
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

528 Oritan Avenue, Ridgefield, NJ                          07657
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code: 201-941-5805

Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001;
Redeemable Warrants

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $2,351,191. The aggregate market value of common voting stock held by non-affiliates of the Issuer was approximately $1,953,000 computed by reference to the last sale price at which the stock was sold on June 30, 1997 as reported by Nasdaq. As of June 30, 1997, 2,717,000 shares of common stock and 1,725,000 redeemable warrants were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III by Items 9, 10, 11 and 12 is incorporated by reference to the Registrant's proxy statement in connection with the annual meeting of shareholders to be held on December 12, 1997, which will be filed by the Company within 120 days after the close of its fiscal year.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

     Thermo-Mizer Environmental Corp. (the "Company" or "Thermo"), based in Ridgefield, New Jersey, designs, produces, and markets products based on microprocessors which control or monitor temperature, humidity, emissions, and pollutants. From its inception, the Company's primary products were chiller controls for air conditioning systems in large office buildings and institutions and systems to monitor temperature and humidity conditions in hospitals and pharmaceutical manufacturing facilities. The Company's products are used in the manufacturing process of pharmaceutical products. Pursuant to regulations of the Food and Drug Administration (the "FDA"), pharmaceutical manufacturers must monitor and record the physical conditions under which certain pharmaceutical products are manufactured because such factors as temperature and humidity can affect the quality and composition of the manufactured product. The Company had planned on introducing its products into the Continuous Emissions Monitoring market following the adoption of amendments to the Clean Air Act by Congress. However, the specific rules and regulations to be issued by the various regulatory agencies responsible therefor have been delayed. As a result, the Company made a decision to focus its resources on other market niches.

     In October 1997, the Company signed a definitive Purchase Agreement to acquire all of the outstanding common stock of Laminaire Corporation ("Laminaire"), located in Rahway, New Jersey, a manufacturer and distributor of clean room products which also assembles, under contract, a variety of electronic circuit boards. Laminaire has annual sales in excess of $6,000,000. The closing is scheduled to take place on October 16, 1997. Management believes that the Company's technology can enhance the Laminaire product line and intends to refocus substantially all of the Company's technological resources and efforts in that direction. This refocusing will result in a substantial reduction in the Company's traditional systems business.

General

     The Company was founded in 1978 by Jon J. Darcy to provide energy efficient products for large heating and cooling systems. Since its inception, the Company had changes in ownership and developed a family of products and equipment related to environmental services. The Company was sold to a British company in 1981. In 1984, Jon J. Darcy and several partners used a corporation named Control Engineering that had been a subsidiary of the Company to acquire the Company's assets. The subsidiary's name was changed to Thermo Engineering, Inc. In 1987, Mr. Darcy increased his ownership interest and, since that time, has determined the direction of the Company. In 1994, the name of the Company was changed to Thermo-Mizer Environmental Corp., the corporate domicile was changed from New Jersey to Delaware, and the capital structure was changed in that one share was exchanged for 1,000 shares of common stock. In January 1996, the Company effected a 1 to .75 reverse stock split of its common stock. In March 1996, the Company completed an initial public offering of its common stock and redeemable warrants. In October 1997, the Company acquired Laminaire, located in Rahway, New Jersey, a manufacturer and distributor of cleanroom products which also assembles a variety of electronic circuit boards.

     In 1997, the Company adopted a strategy of seeking growth by acquiring companies in related markets. In October 1997, the Company completed the first step in that strategy by entering into acquisition agreements with Laminaire Corporation ("Laminaire"), a Rahway, New Jersey-based company engaged in the sale of electronic components, supplies and self contained environmental structures for the clean room industry. Its products are sold to thousands of customers, nationally and internationally, through a combination of direct salesmen and representatives. These customers include electronic manufacturers, biotechnology companies, and pharmaceutical manufacturers. There is an overlap between the industries served by the Company and those served by Laminaire, which offers both entities the opportunity to cross sell their products.

     Since inception, the Company's primary products related to chiller controls and systems to monitor environmental conditions in hospitals and the manufacturing areas of pharmaceutical companies. Chillers are an integral part of the mechanical air conditioning systems in large buildings.

Products

     Prior to the acquisition of Laminaire, the Company had one basic product line, products used for data collection and analysis, with users spread over many industries. The Company's products are designed to permit users to gather, analyze, summarize, and store data about certain aspects of a physical environment on a real time basis. Users of these products consist of industries having smoke stack emissions, the pharmaceutical industry, and large office buildings and institutions. All of the Company's products are microprocessor-based and use the same computer board, proprietary operating system (an operating system owned and developed for the Company), and input/output circuit board.

     The Company's products all use the Company's basic technology and products which can be modified and configured to meet the particular needs of each industry and can be modified to comply with future regulatory requirements because they are modular in design requiring only the change of specific boards to perform different functions. The applications software runs on many platforms or operating systems of personal computers, including Windows 95 and Windows NT. The Company anticipates adapting to future changes by revising software and changing the modules.

     The Company's current products are designed around a custom interpreter software kernel that has similar cross platform capabilities as the JAVA programming language. The interpreter enables the software to be transportable to different hardware platforms and be menu driven so that, in many cases, they can be installed without the assistance of a company engineer. Its products can easily be adapted to different systems, making them cost effective and easy to install and use. When regulatory authorities make changes in regulations, the Company believes that it will be able to respond by modifying the software to adapt the system so the customer can comply with the changes. The operating system is modular in design and therefore flexible in nature. As changes are required the modules can be added, removed or modified easily without effecting the rest of the operating system.

     Each system is comprised of three basic parts. Data gathering is accomplished in the target environment through sensors and analyzers that are hardware devices purchased from other manufacturers. The sensors and analyzers are placed in environmentally-controlled rooms or in exhaust outlets. In the pharmaceutical manufacturing facilities, the sensors and analyzers are placed in the manufacturing area. The analyzers convert the data to electrical signals which are transferred to the microprocessor. The Company's oldest core product, the Thermo-Mizer, is a microprocessor included in all Company systems which converts the real time data transmitted from the analyzers and sensors to digital form which can then be processed by a computer. The Thermo-Mizer digitizes the data from the analyzers and sensors, performs all the required calculations, prepares the data for storage, formats the data, and transmits the data to a personal computer. The personal computer is used to store the data in a database and generates reports as required or needed.

     The microprocessor used in Company products is designed, manufactured, and programmed by the Company. It is comprised of a micro-controller purchased from an outside source, but whose operating system is designed by the Company's software development engineers. Application software is written by the Company's engineers to use the micro-controller in a Thermo-Mizer system. The micro-controller chip is placed on a circuit board designed by the Company with other electronic components. All of the Company's products utilize the same circuit board, micro-controller chip, and electronic components. The manufacturing and testing of circuit boards is done by contract manufacturers (although this work may be performed by Laminaire in the future). The Company's engineers do all final assembly, testing and programming.

     The Company offers a fully integrated hardware/software solution for custom systems. The Company's products can communicate the data gathered from the sensors and analyzer directly to the personal computer. When developing a system, the Company purchases the analyzers and sensors, as well as the personal computers, from outside sources. The Company sells an entire system on a contractual basis (in which case it integrates the analyzers, monitors, sensors, and personal computer purchased from other manufacturers into one discrete system). The Company also sells the Thermo-Mizer as the "brains" of the system to a systems integrator. The contractor then incorporates the Thermo-Mizer as one of the components of the system.

     Laminaire, established in 1964, has two principal product lines - electronic component assembly and clean room products. The Electronic Products Group specializes in the assembly of printed circuit boards, wire harnesses, cables and other electronic component assembly. The Clean Room Division manufactures clean room workstations and modules, sells related supplies and accessories manufactured by others and provides consulting services for the design and certification of customers' clean rooms. In addition, Management believes that Thermo's microprocessor-based controls technology can be incorporated into certain Laminaire products to give such products technological and competitive advantages.

     The Company has introduced three new products to penetrate its marketplace, the Maxi-mizer, the Mini-mizer Industrial Environmental Control System (see "Management's Discussion and Analysis") and T-Vision Operator Interface and Data Acquisition Software. The Maxi-mizer is a microcomputer controller that collects data inputs from electronic sensors, digitizes such inputs, performs complex calculations and uses the output to control various types of environmental equipment in large buildings, pharmaceutical and microelectronic manufacturing facilities and healthcare facilities. The Mini-mizer is a smaller, less expensive version of the Maxi-mizer that is designed for use by OEMs and system integrators. T-Vision is a data acquisition software program that permits communications between a computer and either a Maxi-mizer or Mini-mizer. It collects large quantities of data in real time, performs complex calculations, stores data and creates reports required by various regulatory bodies. Management believes that these products can be adapted to enhance Laminaire's product line, as well as fit into the Company's traditional product lines.

Chiller Controls

     The oldest application of the Company's products is control systems for heating, ventilating, and air conditioning ("HVAC") in large office buildings and institutions. This unit monitors pressure flow, temperature and energy. The chiller control has similar technology but represents a separate and distinct application. Approximately 10%--15% of the Company's revenues are generated in Chiller control applications.

     The product is used primarily as a chiller control that regulates the air conditioner component of the mechanical system. Many facilities must upgrade or modify their Air conditioning systems because of the ban on the use in new systems of many chloroflurocarbons ("CFC's") after 1995. CFC's are used in chiller units in most HVAC environmental systems installed in large commercial facilities prior to 1990. As air conditioning systems in large office buildings and factories are modified and replaced, the Company anticipates that its chiller control will be in demand because of cost savings benefits available through effective energy control. Changing refrigerants causes a change or modification in the mechanical system.

Pharmaceutical Industry

     The Company's products to monitor the environment are used in the pharmaceutical industry. Presently the Company's products are used for approximately 25 environmental applications used for pharmaceutical manufacturing and laboratories. All manufacturers of health and pharmaceutical products are subject to regulations promulgated by the FDA known as the Good Manufacturing Procedures ("GMP"). GMP requires that a product be made consistent with a precise prescribed method set down by the manufacturer in advance of production runs of the product. The manufacturer then validates that all parameters, set forth as monitored conditions for proper manufacture, are met. During the manufacturing process these conditions must be monitored, recorded, alarmed and controlled within specified parameters to ensure adherence to GMP.
Temperature, humidity and pressure are typically some of the key parameters required to be monitored and controlled as these factors may affect the quality, quantity, strength and purity of the drug being manufactured.

     The systems not only monitor environmental conditions, but they also document the conditions so that compliance can be recorded and verified. The Company sells its products to other suppliers who incorporate the Company's products into the entire system.

Warranty

     The Company's hardware/software solutions have been designed to be compatible with most systems configuration requirements. The Company's flexible proprietary operating system allows for easy adaptation to future requirements. The Company's policy is to warrant parts on new installations for one year from the start-up of the system. Cost of the parts used in installations is generally not a material component of the total installation costs.

Marketing

     The Company's product lines and proprietary technology are positioned to penetrate markets that are affected by environmental laws and regulations. Management believes that a substantial portion of its current contract revenues result from referrals from existing or previous customers. The principal impediments to expanding sales remain as the lack of resources to establish a national distribution network and the reluctance of larger contractors to award major contracts to a small public company.

     Marketing and sales materials for the Company's products include the production of brochures and other marketing related material and an advertising campaign directed at creating name and product recognition for the Company. Thermo's project and field engineers perform marketing functions after learning of anticipated construction or other needs for the Company's products. Company personnel make direct contact with facilities managers, consulting engineers and primary contractors to sell products or systems. In addition, the Company is expanding the scope of its operations beyond its present geographical market area primarily in the states of New York and New Jersey with new contracts in Canada and Georgia. The Company will continue to develop its marketing network on a limited geographical basis unless an acquisition offers a more rapid expansion opportunity. It will develop one geographic location before expanding into another area or region. Management has not developed a definitive plan as to the order or priority of expansion into new geographical areas. Market expansion will continue to be supported by customer demand.

     The Company's marketing efforts are divided into two categories, (i) system and contract sales and (ii) product and service sales. Laminaire's marketing will include direct contact with internal sales programs and include an electronic menu of products and services available on an interactive basis over the internet. The company will publish a catalog of proprietary as well as distributor products. Extensive participation in nationally attended trade shows will continue.

System and Contract Sales - System sales occur when the Company designs, assembles, and installs entire environmental control systems for which it purchases and integrates equipment manufactured by other companies. The
Company's products are then designed into the system. Large system contracts generally require formal bids. At first, the Company by request submits a proposal. When the customer determines that the products meet the specifications and requirements, the Company then submits a formal bid. In the past, the Company believes it was not awarded certain contracts because it was perceived by the customer to be a small company. Having greater resources would increase its ability to win bids based on technological merit, price, and cost effectiveness. In the past, most of the systems sold by the Company have typically involved installation of chiller control systems or pharmaceutical monitoring systems. The Company classifies all contracts and purchase orders requiring a relatively large percentage of engineering effort as a "system sale" regardless of the dollar value of the sale.

     Systems contracts involve the integration of hardware and equipment manufactured by different companies with the Company's products. System sales comprised more than 90 percent of total revenues in both 1997 and 1996, but will make up a significantly smaller percentage of fiscal 1998 consolidated revenue because of the acquisition of Laminaire.

Product and service sales - Product and service sales require less engineering and field support than do system sales. In addition, individual product sales are easier to manage than are large contracts. However, the Company has lacked the resources to develop a network and methodology to sell and distribute individual products. The acquisition of Laminaire will shift the Company's focus much more strongly towards product sales because of Laminaire's strength in that area. In addition, Management believes that the Company's technology can be incorporated into certain of Laminaire's products, thereby increasing the focus on product sales. This change in emphasis may result in the Company devoting larger portions of its engineering resources towards this immediate opportunity.

     Laminaire currently sells a significant number of different products that it either inventories or "drop ships" from its distributors for its customers. These products are sold primarily through an in-house sales group to an established customer base which purchase either through bulk or small quantity sale. Thermo's customer base in pharmaceuticals will offer an expanded opportunity for Laminaire's products to be presented into a new market.

Competition

     Competition in the market niches in which the Company operates is fragmented. Competition in the pharmaceutical industry consists of major industrial companies, including Landis & Gyr Power, Johnson Controls, and Honeywell. Competitors in the chiller control niche include Carrier, Trane, and York. The Company believes that its competitive advantage is derived from the flexibility of its products which permits users to integrate equipment made by more than one manufacturer. No market share data is available for the Company and its competitors. No assurances can be given that large companies with greater financial and marketing resources than are possessed by the Company will not enter the Company's market niches as demand increases for products needed for compliance with recently-enacted regulations for continuous emissions monitoring.

     Laminaire's competition consists primarily of small companies with each having limited market penetration. Many of these companies also provide general contracting services for clean room construction. Manufacturers of cleanroom equipment are typically regional product and service providers. The Company's Management believes that incorporating its microprocessor-based technology into certain of Laminaire's products will provide Laminaire with a meaningful competitive advantage.

     Competition in the market niches in which the Company operates is fragmented. No firm dominates the market. Competition in the pharmaceutical industry are major industrial companies including Landis & Gyr Power, Johnson Controls, and Honeywell. Competition in the chiller control business include Carrier, Trane, and York. The Company believes that its competitive advantage is derived from the flexibility of its products which permits users to integrate equipment made by more than one manufacturer. No market share data is available for the Company and its competitors. No assurances can be given that large companies with greater financial and marketing resources than are possessed by the Company will not enter the Company's market niches as demand increases.

Employees

     At June 30, 1997, the Company had 20 employees, of which ten are engineers or have degrees in applied science, and four write software. The remaining employees perform administrative and shop assembly responsibilities. The employees are not unionized, and the Company has no collective bargaining agreement. Messrs. Darcy, Scally, Smith, Breitenbach, and Musto as the president and managers, respectively, are considered as key employees.

     Laminaire has approximately 60 employees, none of whom are unionized.

ITEM 2. FACILITIES

     The Company leases office and research facilities of 7,000 square feet in Ridgefield, New Jersey under the terms of a verbal lease expiring in July 1998 which calls for monthly lease payments of approximately $4,000. With the acquisition of Laminaire, the Company plans on relocating into Laminaire's 47,000 square foot facility in Rahway, New Jersey.


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

     The Company generally does not commence assembling a system unless it has a contract or a purchase order from the customer. The Company has limited inventory. At August 31, 1997, its backlog was approximately $ 1,125,000, substantially all of which is expected to be completed during the fiscal year ending June 30, 1998.

     The acquisition of Laminaire significantly increases the Company's manufacturing capacity. Laminaire has adequate space, capacity and trained, experienced technicians to develop and manufacture many standard components used in Thermo's core products.

Research and Development

     The Company operates in an industry subject to rapid and significant technological change. Future growth for the Company's traditional product niches is dependent on its ability to innovate and adapt its technologies to the changing needs of a marketplace defined in large part by federal and state environmental regulations. During the past two years, most of the product development cost was expended for the development of the Mini-mizer, Maxi-mizer, and T-Vision products. The formation of Virtual Dynamics, Thermo's software development team, in June 1996 provides the Company with enhanced quality control over the software portions of its product developments. The integration of the Company's components with other control systems is important to its future success. Previously, much of the software effort was contracted to outside vendors.

     Although no precise  dollar  amount has been  determined,  the Company will continue to allocate resources to develop and enhance its current products further and the design of complementary products. The Company expenses development costs as they are incurred. The Company intends to work closely with its customers and prospective customers to determine their requirements and to design enhancements and new products to meet changes in the regulatory
environment.   Much  of  this  knowledge  is  derived  from  performing  systems contracts.

     The Company has one process patent for its chiller control system. However, the Company relies on its proprietary technology and know-how to maintain or establish competitive position or advantage.

     The acquisition of Laminaire provides the Company with new marketing opportunities. The first of these opportunities will involve adapting the Mini-mizer and T-Vision products for use with Laminaire's clean room products. These two products advance the technology content of Laminaire products.

Item 3.   LEGAL PROCEEDINGS

     The Company is not a party to any material litigation and is not aware of any pending or threatened litigation that could have a material adverse effect on it or its business.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE

PART II

Item 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

     The Company's Common Stock and Redeemable Warrants are quoted on the NASDAQ Small Cap Market under the symbols "THMZ" and "THMZW", respectively. Both securities commenced trading on February 27, 1996. The table below sets forth the high and low sale prices for the Company's Common Stock and Warrants as reported by NASDAQ:


Quarter Ended            Common  Stock                      Redeemable  Warrants
                           High              Low              High           Low

March 31, 1996            $8.00        $ 1 31/64           $ 5 3/8       $ 1 1/4
June 30, 1996              3.00            1 3/8             1 1/4           1/8
September 30,1996       2 11/32           1 1/16               1/2           1/8
December 31, 1996        2 7/32            29/32             13/32          3/32
March 31, 1997           2 3/32            11/16              9/16          3/32
June 30, 1997             1 1/4             7/16              1/14          1/16

     There are approximately 96 stockholders of record of the Company's Common Stock.

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

     Because of the Company's historical emphasis on systems sales, a substantial portion of its revenue is derived from a relatively few number of contracts. In general, the Company has less than 50 open contracts in a fiscal quarter of which fewer than ten comprise more than 50 percent of revenues for that quarter. This also means that a small number of customers make up a large percentage of sales. For the fiscal year ended June 30, 1997, sales to two customers accounted for 31% of total sales with individual customers comprising 17% and 14%, respectively, of total sales. For the fiscal year ended June 30, 1996, sales to six customers comprised 87% of total sales (with individual customers comprising 23%, 20%, 13%, 11%, 10% and 10%, respectively, of total sales). Laminaire has two customers that comprised 23% of its sales for the year ended December 31, 1996, with the individual customers comprising 12% and 11%, respectively.

     The Company believes that it is beneficial to implement a strategy to reduce its dependence on large contracts by increasing its focus on product sales and service. Its product development efforts have resulted in the recent introduction of three new products, and several others are under development. The acquisition of Laminaire accelerates this strategy because Laminaire is a product-driven business with a product line that potentially can be enhanced by Thermo's newly-introduced products. Because of the acquisition of Laminaire, most historical relationships between costs and revenues set forth below will not be indicative of such relationships in the future.

Results of Operations
Comparison of Fiscal 1997 to 1996


    Caption                                     1997            %             1996           %           Change           %
Contract and other revenues                 $ 2,351,191                 $  2,125,959                 $   225,232         10.6%
Cost of revenues                              2,099,873        89.3%       1,437,682        67.6%        662,191         46.1%
Gross profit                                    251,318        10.7%         688,277        32.4%       -436,959        -63.5%
Expenses:
Personnel and related costs                     524,401        22.3%         246,489        11.6%        277,912        -63.5%
Selling and administrative                      897,839        38.2%         417,686        19.6%        480,153        -63.5%
Product development costs                       221,429         9.4%         169,667         8.0%         51,762         30.5%
Occupancy costs                                  32,955         1.4%          38,333         1.8%         -5,378        -14.0%
Total                                         1,676,624        71.3%         872,175        41.0%        804,449          2.9%
Operating income                             -1,425,306       -60.6%        -183,898        -8.7%     -1,241,408
Nonoperating expenses - net                    -478,653       -20.4%          15,117         0.7%       -463,536
Loss before income taxes                     -1,903,959       -81.0%        -168,781        -7.9%     -1,735,178
Income taxes - net                              -19,207        -0.8%         -55,643        -2.6%        -74,850
Net loss                                    ($1,923,166)      -81.8%    ($   113,138)       -5.3%    ($1,810,028)


     The Company completed an initial public offering of its common stock and warrants in March 1996. Thereafter, it commenced implementing a strategy designed to make it a product and service, rather than a systems-driven business. This strategy required it to make a variety of investments in human resources, management systems and product development which negatively impacted earnings during the fiscal year ended June 30, 1997. The investments included
(i) expanding the Company's product and software development capabilities, (ii) hiring new financial, engineering, sales and marketing professionals, (iii) conducting an analysis of the Company's marketplace, and (iv) acquiring the rights to certain new products which the Company believes fit well into the Company's overall strategy. Certain of these investments were made late in fiscal 1996.

     The Company believed that it would begin to realize the benefits of these investments during fiscal 1997. However, operations for the fiscal year ended June 30, 1997 were adversely impacted by two sets of circumstances. First, certain of the Company's principal customers significantly and unexpectedly reduced their capital spending. These cutbacks resulted in the Company's actual volume of work for the period being significantly below the level planned and was insufficient to cover its overhead. The Company increased it selling efforts and augmented its marketing resources that resulted in a significant increase in its bidding and proposal activity. Although Management is optimistic about the Company's prospects for being awarded certain of these proposed contracts, no assurance can be given that it will be successful in this regard. Secondly, the Company introduced a new product in fiscal 1997 and performed two major contracts that incorporated such product. The Company required longer than expected to identify and correct certain problems which arose in connection with the operation of this new product which resulted in it incurring a substantial loss during the period on one of these contracts and significantly reduced margins on the other. The loss was caused because significant amounts of engineering labor and subcontractor assistance was required on these jobs to analyze and address the problems. Throughout fiscal 1997 the Company did not make a meaningful penetration into the targeted CEM business or obtain significant contracts from new customers despite increased marketing efforts. In part, this inability to penetrate the marketplace was caused by delays of governmental bodies to release specific regulations in this area.

     In January 1997, the Company made certain reductions in its workforce to permit it to approach breakeven at lower levels of sales activity. The Company also believes that it has identified the problems in its new product. Nevertheless, the Company is not receiving a sufficient quantity of new ordersand contracts to permit its traditional core business to operate at a profitable level in the next few fiscal quarters. In addition, there are prepaid expenses of $183,334 associated with a financial public relations program. A substantial portion of such prepaid amount will be amortized during the first quarter of fiscal 1998.

     The Company's strategy is to reduce its dependence on large contracts by increasing its focus on product sales. No assurance can be given that the Company will be successful in these efforts. However, in October 1997 the Company acquired Laminaire (see Note 14 to "Notes to Financial Statements" and "Liquidity and Capital Resources" below). Management believes that the acquisition of Laminaire, a product-driven manufacturer and distributor of clean room products which also produces a variety of electronic circuit boards and has annual sales in excess of $6,000,000, represents a critical element in its effort to make this transition and stabilize its financial condition. A significant portion of its management, marketing and technical resources will be focused towards integrating and, where possible, expanding and enhancing the Laminaire business. This refocusing could result in a transition away from the Company's core niches and contract orientation.

     Operating expenses are not comparable between periods because fiscal 1997 includes the costs associated with. (i) expanding the Company's software development capabilities, (ii) hiring new financial, engineering, sales and marketing professionals, (iii) conducting a sophisticated analysis of the Company's marketplace, (iv) acquiring the rights to certain new products which fit well into the Company's overall strategy and (v) significant financial public relations and other "public company" related costs. The costs associated with being a public company include public relations costs, additional insurance, professional fees, shareholder and board of director costs. The financial public relations costs included in "Selling and administrative" amounted to $150,633 and were incurred to establish name recognition and liquidity for the Company's stock after the Company's underwriter ceased operations shortly after the initial public offering. These factors were important for shareholders and to permit the Company to complete the acquisition of Laminaire (see below). There were substantially fewer such costs incurred in 1996. The Company also hired several new engineers and incurred the customary time and costs associated with training.

     Product development costs increased because the Company hired four engineers who devote a significant portion of their time to developing or enhancing software and other new products and enhancements to existing products. In addition, significant development efforts were necessary in connection with the problems encountered with a newly-introduced product.

     In addition, operating results were significantly impacted by several transactions which took place during the fiscal year ended June 30, 1997 and related to the engagement of a financial public relations and acquisition consultant, the issuance of nonqualified stock options and the cancellation of the Underwriting Agreement with Nationwide Securities, Inc. Management believes that each of these expenditures and transactions had the potential to contribute positively to future shareholder value, although no assurance thereof can be given. There were no similar investments or transactions during the fiscal year ended June 30, 1996. A detailed listing and description of these charges, which include noncash items aggregating approximately $247,000, is set forth in Note 12 to the Financial Statements included elsewhere herein. Management does not anticipate incurring similar charges in the future

     The Company has established reserves for the entire benefit associated with the unused income tax loss carryforwards because the Company must realize income in the future to utilize such carryforwards.


Comparison of Fiscal 1996 to 1995

     As described elsewhere herein, the Company completed an initial public offering of its common stock and warrants in March 1996. Thereafter, it commenced implementing a strategy designed to make it a product and service, rather than a systems-driven business. This strategy required it to make a variety of investments in human resources, management systems and product development which negatively impacted earnings following the closing of the public offering and will continue to impact earnings during fiscal 1997. The Company believes that it will begin realizing the benefits from these investments during the second half of fiscal 1997, although no assurances thereof can be given.

     The investments include (i) hiring a new chief financial officer, (ii) expanding the Company's software development capabilities, (iii) developing and implementing new management control and reporting systems,(iv)hiring new sales and marketing professionals, (v) conducting a sophisticated analysis of the Company's marketplace, and (vi) acquiring the rights to certain new products which fit well into the Company's overall strategy. Many of these investments were made late in fiscal 1996 and, therefore, their effect on operating results will be greater during fiscal 1997 than they were during fiscal 1996. In addition, fiscal 1997's operating results will be impacted by several transactions which took place during the three months ending September 30, 1996 and related to the engagement of a financial public relations and acquisition consultant, the issuance of nonqualified stock options and the termination of the Underwriting Agreement (see Note 13 of "Notes to Financial Statements").

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

     The income tax benefit in fiscal 1996 relates to the amount of income taxes that are recoverable from the carryback of the net operating loss incurred in fiscal 1996.

Liquidity and Capital Resources

     Subsequent to June 30, 1997, the Company issued convertible debentures (the "Debentures") to ten investors, in the aggregate principal amount of $1,500,000, the net proceeds from which, together with the proceeds from additional financings, will be used to close the acquisition of Laminaire and repay all of Laminaire's obligations under a term loan agreement with a bank. The Company will pay interest to the holders of the Debentures at the rate of 5% per annum. Interest on the Debentures is payable in cash or Common Stock of the Company, at the Company's discretion. The Company's obligations under $50,000 principal amount of the Debentures are secured by a lien on the Company's accounts receivable. The Debentures are convertible into shares of the Company's Common Stock at any time at dates ranging from 41 days after the date of issuance, at a price per share (the "Conversion Price") equal to the lesser of 70% of the average closing bid price for the five trading days preceding: (i) the date of conversion or, (ii) the date of closing. In the event that the Debentures are not converted prior to the maturity date of the Debentures, the Company has the option to satisfy its obligations under $50,000 principal amount of the Debentures on such maturity date by the payment of cash or the issuance of Common Stock at the Conversion Price. Through September 30, 1997, holders of $250,000 principal amount of Debentures had converted their Debentures into 501,252 shares of the Company's Common Stock. All Debentures are convertible by October 12,1997.

     The Company intends to use the proceeds of the Debentures for working capital and to acquire Laminaire. In the event that the Company has not consummated the acquisition of Laminaire on or before November 10, 1997, the holders of Debentures having an aggregate principal amount of $1,200,000 are entitled, at their option, at any time thereafter to demand that the Company redeem any or all outstanding principal amount, plus all accrued interest thereon. The redemption price payable by the Company shall be payable in cash, provided, however, that the Company shall have the right to pay a maximum of 10% of the redemption price through the issuance of shares of Common Stock.

     The Company does not have any working capital or other credit facilities. The Company is dependent on revenue from operations and, to date, has satisfied its obligations when due. However, it may require credit facilities or other source of liquidity to meet the needs of its business. No assurance can be given that it will obtain such financing or, if available, on terms acceptable to the Company.

     The Company is obligated for a $375,000 short-term bank loan which is collateralized by a certificate of deposit. Such loan bears interest at the rate of 6.4 percent per annum.

Seasonality

     The demand for the Company's products is not seasonal. However, lengthy stretches of inclement weather can create delays in the performance of some systems contracts.

New Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share'; No. 129, " Disclosure of Information about Capital Structure"; No. 130, "Reporting Comprehensive Income"; and No. 131, "Disclosure about Segments of an Enterprise and Related Information." These new accounting pronouncements are not expected to have a significant impact on the Company. SFAS No. 128 requires the presentation of Basic Earnings Per Share that the Company believes will, in its case, approximate the amounts reported as Primary Earning Per Share. The disclosure requirements in SFAS No. 129 and 130 are not expected to impact the Company's financial statements. The acquisition of Laminaire Corporation is expected to result in the Company having to provide segment information.

Item 7. FINANCIAL STATEMENTS

     The financial statements are filed as part of this Annual Report on Form 10-KSB.

Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.  The  Company  has not had any  disagreements  with  its  independent
auditors  regarding  the  presentation  of  its  financial   statements  or  the
application of any Generally Accepted Accounting Principles.


PART III.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     The executive officers and directors of the Company are as follows:

Name                       Age           Position with Company

Edward A. Sundberg         50            Chairman of the Board
Jon J. Darcy               50            President, Chief Executive Officer,
                                         Treasurer and Director
Edward A. Heil             46            Director
K. Ivan F. Gothner         39            Director
Steven W. Schuster         43            Secretary

     All Directors hold office until the completion of their term of office, which is not longer than three years, or until their successors have been elected. All officers are appointed annually by the Board of Directors and, subject to existing employment agreements, serve at the discretion of the Board.

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

     Edward A. Heil is a  certified  public  accountant  and a  principal  since
January 1992 in Independent Network Group, Inc., a financial consulting firm. From 1984 through December 1991 he was a partner in the accounting firm, Deloitte & Touche, LLP. From 1973 to 1984 he was employed in various professional capacities by Deloitte & Touche, LLP. Mr. Heil holds Bachelor of Arts and Master of Business Administration degrees from New York University.

     K. Ivan F. Gothner has been a Managing Director of The Adirondack Group LLC, a financial consulting firm, since March 1997. Prior thereto, he was employed as a managing director of First United Equities, Inc., a broker-dealer that is a member of the National Association of Securities Dealers, Inc., since

August 1995. He was President of Breasy Medical Equipment (US), Inc. from October 1994 to August 1995. From January 1993 through September 1994 he was General Partner of Adirondack Partners, LP. From 1990 to 1992 he was a Senior Vice President at Barclays Bank of New York. Prior thereto, he was a Senior Vice President at Kleinwort Benson Limited, an investment banking firm. Mr. Gothner holds Bachelor of Arts and Master of Arts degrees from Columbia University. Mr. Gothner is also a director of The Ashton Group, Inc., a NASDAQ-listed company headquartered in Philadelphia.

     Steven W. Schuster has been secretary of the Company since July 1996. He is a member of McLaughlin & Stern, LLP, counsel to the Company, since 1995. Mr. Schuster has practiced corporate and securities law for the past 15 years. He received a Bachelor of Arts degree from Harvard University and a Juris Doctorate from New York University. Mr. Schuster is a director of ACTV, Inc., an interactive television company.

     Charles J. Garay, the founder and President of Laminaire will become a member of the Board of Directors upon the completion of the Laminaire acquisition.

     Outside directors receive $4,000 per year plus $350 per meeting as compensation for serving on the Board of Directors. All Directors are reimbursed by the Company for expenses incurred in attending Directors' meetings. Firms associated with outside directors an aggregate of $332,953 (principally for professional fees associated with the acquisition of Laminaire and the negotiation of the financing therefor, and in the case of Mr. Schuster, legal services) during the fiscal year ended June 30, 1997. A firm associated with Edward A. Sundberg received $125,815; a firm associated with Edward A. Heil received $82,746; a firm associated with Steven W. Schuster received $76,392, and Carl Bruno, a former director, received $12,000. The law firm in which Mr. Schuster is a partner also received 41,000 shares of common stock in satisfaction of fees owed. In addition, the directors received the following options at the specified exercise price:

Name                     $.10 (1)         $.83 (2)       $1.00 (2)        Total
Edward A. Sundberg       30,000           38,000         25,000           93,000
K. Ivan. F. Gothner      30,000           38,000         25,000           93,000
Edward A. Heil           80,000           38,000         25,000          143,000
Carl R. Bruno            30,000           38,000         25,000           93,000
Steven W. Schuster       15,000            5,000         15,000           35,000


(1) Messrs. Sundberg, Gothner and Heil have exercised these options. Mr. Bruno's options were cancelled. The market price of the shares on the date of issuance was $.50.

(2) These options were granted at the market price of the shares at the date of issuance. None have been exercised.

Project Managers and Key Employees

     James Scally, joined the Company in 1982 and is a design engineer having responsibility for product design, application engineering and systems installation. Mr. Scally, who holds a B.S.M.E. degree from New Jersey Institute of Technology, has more than 25 years of experience in the automation and controls industry.

     David J. Musto, is a national sales manager, having responsibilities for the sales and staffing of all the company's systems and product sales. Mr. Musto holds a Bachelor of Science degree in Computer and Systems Engineering from Rensselear Polytechnic Institute.

     Gregory  Smith,   is  a  project   manager  having   responsibilities   for
installation of electronic systems, and the evaluation of the hardware and software in existing digital and solid state systems. Mr. Smith holds a Bachelor of Science degree in engineering from SUNY Maritime College.

     Ernesto  Ramos,   is  a  project   manager  having   responsibilities   for
installation of electronic systems, and the evaluation of the hardware and software in existing digital and solid state systems. Mr. Ramos holds a B.S.E.E. from Rensselear Polytechnic Institute.

     John M. Breitenbach, is research and software development manager, having 15 years experience as a design and software writer and troubleshooter with extensive work having been done in systems engineering and controls.

     Laminaire separately employs experienced managers, designers and draftsmen.

     The information required by this Item 9 as to directors is incorporated by reference to the information captioned "Election of Directors" to be included in the Company's definitive proxy statement in connection with the meeting of shareholders scheduled to be held on December 12, 1997.

Item 10. EXECUTIVE COMPENSATION

     Jon J. Darcy, President and Chief Executive Officer, received compensation of approximately $131,000 in each of fiscal 1996 and 1995 (consisting of salary of $123,000 and benefits having an estimated value of $8,000). Mr. Darcy received options to purchase 95,000 shares at an exercise price of $.83 per share, the market price of the shares on the date of issuance. No other employee, officer or director received annual compensation of as much as $100,000. The Board of Directors has established a compensation committee comprised of outside directors to review compensation matters as well as any new employment contracts. The Company has a health and disability plan and a 401(k) plan for its employees.

Employment Agreements

     In July 1997, the Company entered into a three-year employment agreement with Jon J. Darcy, President and Chief Executive Officer of the Company, under which he will receive an annual salary of $135,000, $ 145,000 and $ 155,000, respectively, during each of the three fiscal years in the period ended June 30, 2000. The contract also provides for the issuance of stock options based on the achievement of specified operating performance, the use of a car and that the Board of Directors may award Mr. Darcy bonuses and other incentive compensation as it deems appropriate, based upon the Company's operating performance or other reasonable criteria and includes a restrictive covenant limiting Mr. Darcy's ability to obtain employment with a competitor or potential competitor.

     In June 1996, the Company entered into three-year employment agreements with three software engineers under which it is obligated to pay annual salaries of $60,000 to each such engineer. The agreements contain covenants-not-to-compete and confidentiality agreements, as well as provisions for severance pay if the Company terminates any or all such agreements for other than cause.

Stock Option Plan

     The Thermo-Mizer Environmental Corp. 1996 Stock Incentive Plan (the "Plan"), which expires ten years from the date adopted, enables the Company to grant incentive stock options, nonqualified options and stock appreciation rights ("SARs") for up to 500,000 shares of the Company's Common Stock.
Incentive stock options granted under the Plan must conform to applicable Federal income tax regulations and have an exercise price not less than the fair market value of shares at the date of grant (110% of fair market value for ten percent or more stockholders). Other options and SARs may be granted on terms determined by a committee of the Board of Directors. As of June 30, 1997, there were 289,000 options outstanding under the Plan, all with an exercise price of $1 per share.

     The information required by this Item 10 is incorporated by reference to the information captioned "Remuneration and Other Transactions with Management" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on December 12, 1997.

Item 11. SECURITY OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock at September 30, 1997 by (i) each person known by the Company to own, directly or beneficially, more than 5% of the Company's Common Stock at such date, (ii) each of the Company's directors, and (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

NAME AND ADDRESS OF                            NUMBER OF             PERCENT Of
BENEFICIAL OWNER (6)                    SHARES OWNED (5)       SHARES OWNED (4)

Jon J. Darcy (1)                                 644,750                   18.5

Edward A. Sundberg                                65,500                    0.1

Edward A. Heil  (2)                               63,000                    0.1

K. Ivan F. Gothner                                63,000                    0.1

Steven W. Schuster (3)                            36,000                    0.1

Continental Capital & Equity Corp. (7)           402,557                   11.9

Blue Chip Securities, Ltd.  (8)                  250,626                    7.4

Bay Bridge International, Ltd. (8)               250,626                    7.4

Austost Anstalt Schaan (9)                       285,000                    7.7

UFH Endowment (9)                                285,000                    7.7

Arcadia Mutual Fund Co., Inc (9)                 715,000                   17.4

NAME AND ADDRESS OF                            NUMBER OF             PERCENT Of
BENEFICIAL OWNER (6)                    SHARES OWNED (5)       SHARES OWNED (4)

Directors and Officers
as a Group (5 persons)                           809,250                   18.9


(1) Excludes 112,500 shares held in trust for Mr. Darcy's children over which Mr. Darcy disclaims beneficial ownership.
(2) Excludes 80,000 shares owned by a company in which Mr. Heil is managing director. Mr. Heil disclaims beneficial ownership thereof.
(3) Excludes 41,000 shares held by the law firm in which Mr. Schuster is a partner.
(4)  Excludes the assumed conversion of warrants and options.
(5)  Includes all options held by the respective individuals.
(6) The address for each officer or director listed above is 528 Oritan Avenue, Ridgefield, New Jersey 07657.
(7) Includes 177,557 shares issued subsequent to June 30, 1997 pursuant to a contract in effect prior to June 30, 1997. Continental Capital & Equity Corp.'s address is 2301 Maitland Center Parkway, Suite 100, Maitland, FL 32751.
(8)  Represents  shares of common stock issued upon  conversion of a Convertible
     Note in the principal amount of $250,000.
(9) Issuable upon conversion of Convertible Debentures at a conversion price equal to 70% of the lesser of the average closing bid price per share of the Common Stock for the five trading days prior to the (i) closing date of the Convertible Debentures or (ii) conversion date of such Debentures. For the purpose of this calculation, the bid price was assumed to be $1.


     The information required by this Item 11 is incorporated by reference to the information captioned "Voting Securities" to be included in the Company's definitive proxy statement in connection with the meeting of shareholders scheduled to be held on December 12, 1997.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 12 is incorporated by reference to the information captioned "Remuneration and Other Transactions with Management" to be included in the Company's definitive proxy statement in connection with the meeting of shareholders scheduled to be held on December 12, 1997.

     On July 30, 1996, the Company entered into a one-year financial consulting agreement with Solay, Inc. ("Solay") under which Solay agreed to provide the Company with financial public relations and acquisition-related services in consideration for a payment of $165,000 and an option (the "Option") granting Solay the right to purchase 550,000 units at an exercise price of $1 per unit. Each unit consists of one share of common stock and two Class B warrants. Each Class B warrant entitled the holder thereof to purchase one share of common stock at an exercise price equal to the greater of (i) $3 per share or (ii) 120% of the offering price of a share of common stock in a secondary public offering which results in gross proceeds of at least $3,000,000. The Class B warrants were exercisable for a period of five years commencing on the earlier of (i) one year from the date that the option was granted or (ii) the consummation of an acquisition, as defined, by the Company. The Company registered all securities covered by the Option in a Registration Statement on Form S-8. In February 1997, the Company and Solay agreed to modify the terms of the option such that it cancelled 470,000 previously issued Class B Warrants and Solay's right to purchase 30,000 Class B Warrants and issued an aggregate of 100,000 shares of Common Stock (one share of Common Stock for each five Class B Warrants).

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

     As part of the agreement with Solay, Nationwide Securities, Inc. ("Nationwide"), the underwriter for the Company's initial public offering in March 1996, agreed to terminate the underwriting agreement effectively eliminating all restrictive covenants set forth therein and severing the relationship between the Company and Nationwide. Accordingly, the Company also wrote off the unamortized portion, amounting to $100,000, of the Nationwide consulting agreement during the fiscal year ended June 30, 1997.

     The Company issued nonqualified options for 180,000 units to officers and directors. The units covered by these nonqualified options are identical to the units included in the Option issued to Solay, except that they were exercisable at estimated fair market value at the date of grant ($1.16). The Class B Warrants included in such units were treated in the same manner as the Class B Warrants included in the Solay agreement described above. The conversion of the Class B Warrants results in the exercise price per share becoming $.83.

     For financial reporting purposes, the Company ascribed a value of $.05 to each Class B Warrant. The aggregate difference between the fair market value of a share of common stock on the date of grant ($1.0623) and the value ascribed to each share of common stock included in the units described above ($.90) for the Solay Options amounts to $89,375 and was accounted for as an expense during the fiscal year ended June 30, 1997. There are no remaining unamortized costs associated with the Solay Agreement at June 30, 1997.

     On April 30, 1997, the Company entered into an agreement with Continental Capital & Equity Corporation ("CCE") under which CCE agreed to conduct a financial public relations campaign and other consulting services to the Company in consideration for the receipt of (i) $25,000 plus 225,000 shares of the Company's Common Stock at the commencement of services and (ii) $125,000 payable in cash or the issuance of Common Stock at a price equivalent 80 percent of the closing bid price of such shares on June 15, 1997. In August 1997, the Company issued 177,587 shares of Common Stock to CCE to satisfy this obligation. The Company's fiscal 1997 financial statements set forth elsewhere herein include $91,666 in the caption "Selling, General and Administrative" and $183,334 in the caption "Prepaid Expenses" relating to CCE.

     During fiscal 1997 and 1996, the Company paid professional, consulting and legal fees amounting to $332,953(of which $153,924 relates to the acquisition of Laminaire or obtaining the financing therefor) and $97,095 (of which $40,220 relates to services associated with the initial public offering) to directors or firms related to directors or officers. The law firm in which the Company's
Secretary is a partner also received 41,000 shares of common stock in satisfaction of fees owed in fiscal 1997. See "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934."




PART IV  Exhibits and Reports on Form 8-K

a.   Exhibits

INDEX TO EXHIBITS

1.1   *Release Agreement among Nationwide Securities,  Inc. (and its affiliates)
      and   Thermo-Mizer   Environmental   Corp.   *Planof   Merger  for  Thermo
      Engineering, Certificate of Ownership and
2.    Merger, Certificate of Merger.

3.1   *Certificates of Incorporation.

3.2   *By-Laws.

4.1   *Specimen Certificate of Common Stock.

4.2   *Form of Underwriter's Warrant Purchase Option.

4.3   **Form of Option issued to Solay, Inc. and Crystal Line, Inc.

4.4   **Form  of  Options  issued  to  Officers,   Directors,   Consultants  and
      Employees.

4.5   **Form of Class B Warrant.

4.6   ***Thermo-Mizer Environmental Corp. 1996 Incentive Plan.

10.2  ****Agreement with D.R. Maruster & Co. dared December 10, 1996.

10.2  *Premium Reduction Option Cafeteria Plan.

10.3  *Lease Agreement

10.4  *401(k) Retirement Plan and Profit Sharing Plan.

10.5  ***Thermo-Mizer Environmental Corp. 1996 Stock Incentive Plan.

10.6  Employment Agreement - Thomas B. Lewis

10.7  Employment Agreement - Jeffrey A. Buser

10.8  Employment Agreement - Eric W. Stark

10.9  ***Agreement between the Registrant and Enersave, Inc. dated July 1996

10.10 *** Agreement between the Registrant and American Process Controls, Inc.

10.11 **Consulting Agreement with Solay, Inc.

10.12 *****Amendment to Consulting Agreement between Registrant and Solay, Inc. dated as of February 21, 1997.

10.13 ******Agreement with Continental Capital & Equity Corporation dated April 29th, 1997.

10.14 *******Form of Convertible Debenture regarding July 7th, 1997 issuance.

10.15 *******Form of Subscription Agreement.

10.16 *******Form of Escrow Agreement.

10.17 *******Form of Registration.

10.18 Form of Employment Agreement.

10.19 Purchase Agreement with Laminaire Corporation dated October 9th, 1997

14.   *Assignment of Patent.

27.   Financial  Data  Schedule,   which  is  submitted  electronically  to  the
      Securities and Exchange Commission for information only and not filed.

*Include in, and incorporated by reference to, the Registrant's Registration Statement on Form SB-2.
**Included in, and incorporated by reference to, the Registrant's Registration Statement on Form S-8, filed on September 26, 1996.
***Included in, and incorporated by reference to, the Registrant's Registration Statement on Form S-8, filed on June 30, 1996.
****Included in, and incorporated by reference to, the Registrant's Registration Statement on Form S-8, filed on January 21, 1997.
*****Included in, and incorporated by reference to, the Registrant's Registration Statement on Form S-8, filed on March 11, 1997.
******Included in, and incorporated by reference to, the Registrant's Registration Statement on Form S-8, filed on May 12, 1997.
*******Included in, and incorporated by reference to, the Registrant's Registration Statement on Form S-8, filed on July 22, 1997.

b.Reports on Form 8-k

  During the last fiscal quarter, the Company did not file a report on Form 8-k.

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        /s/ JonJ Darcy
                                        ----------------------------------------
                                        JON J. DARCY
                                             Title: President, Chief  Executive
                                             Officer and Treasurer
(Principal Executive and
 Financial Officer)
                                             Date:     10/8/97
                                                     ---------------


         Directors

                                             /S/ Edward A. Sundberg
                                             -----------------------------
                                             EDWARD A. SUNDBERG
                                             Title:  Director and Chairman
                                             Date:     10/8/97
                                                     ---------------



                                             /S/ Edward A. Heil
                                             -----------------------------
                                             EDWARD A. HEIL
                                             Title: Director
                                             Date:     10/8/97
                                                     ---------------



                                             /S/ K. Ivan F. Gothner
                                             -----------------------------
                                             K. IVAN F. GOTHNER
                                             Title: Director
                                             Date:     10/8/97
                                                     ---------------

THERMO-MIZER ENVIRONMENTAL CORP.


TABLE OF CONTENTS

                                                                          Page

     INDEPENDENT AUDITORS' REPORT                                          27

     FINANCIAL  STATEMENTS:

     Balance Sheet at June 30, 1997                                        28

     Statements of Operations for the Years Ended June 30,                 30
     1997 and 1996

     Statements of Cash Flows for the Years Ended June 30,                 31
      1997 and 1996

     Statements of Stockholders' Equity for the Years Ended June 30,       32
      1997 and 1996

     Notes to Financial Statements                                         33

To the Board of Directors
 Thermo-Mizer Environmental Corp.
 Ridgefield, New Jersey


     We have audited the accompanying balance sheet of Thermo-Mizer Environmental Corp. as of June 30, 1997 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above represent fairly, in all material respects, the financial position of Thermo-Mizer Environmental Corp. as of June 30, 1997 and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.



Eichler Bergsman & Co., LLP
New York, NY
October 9, 1997

                        THERMO-MIZER ENVIRONMENTAL CORP.

                                  BALANCE SHEET
                                  JUNE 30, 1997

                                     ASSETS
                                     ------




Current Assets:
     Cash                                                             $  234,006
     Other time deposits                                                 375,000
     Contracts receivable-net of allowance of $30,000                    960,045
     Inventories                                                         378,284
     Unbilled receivables                                                 27,976
     Prepaid expenses and other                                          258,894
                                                                      ----------
              Total Current Assets                                     2,234,205

Property and Equipment - net                                             135,209

Other Assets                                                             750,182
                                                                      ----------

Total Assets                                                          $3,119,596
                                                                      ==========





                       See Notes to Financial Statements.

                        THERMO-MIZER ENVIRONMENTAL CORP.


                                  BALANCE SHEET
                                  JUNE 30, 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------



Current Liabilities:
      Note payable - bank                                           $   375,000
      Accounts payable - trade                                          381,988
      Billings in excess of costs                                        82,653
      Accrued expenses and other                                        259,899
                                                                    -----------

             Total Current Liabilities                                1,099,540
                                                                    -----------

Commitments and Contingencies

Stockholders' Equity:
      Common Stock, $.001 par value;
      25,000,000 shares authorized; 2,717,500 shares issued               2,717
      Additional paid-in capital                                      3,831,094
      Deficit                                                        (1,619,675)
                                                                    -----------
   Total                                                              2,214,136
   Less - Note receivable                                              (160,000)
          Treasury stock-at cost (35,100 shares)                        (34,080)
                                                                    -----------
Stockholders' Equity-net                                              2,020,056
                                                                    -----------

Total Liabilities and Stockholders' Equity                          $ 3,119,596
                                                                    ===========


                       See Notes to Financial Statements.

                        THERMO-MIZER ENVIRONMENTAL CORP.

                            STATEMENTS OF OPERATIONS
                FOR THE FISCAL YEARS ENDED JUNE 30, 1997 AND 1996


                                                         1997           1996
                                                         ----           ----

Contract and other revenues                          $ 2,351,191    $ 2,125,959
Cost of revenues                                       2,099,873      1,437,682
                                                     -----------    -----------
Gross profit                                             251,318        688,277
                                                     -----------    -----------
Expenses:
   Personnel and related costs                           524,401        246,489
   Selling and administration expenses                   897,839        417,686
   Product development costs                             221,429        169,667
   Occupancy costs                                        32,955         38,333
   Nonrecurring expenses-net                             478,653        (15,117)
                                                     -----------    -----------
Total expenses                                         2,155,277        857,058
                                                     -----------    -----------
Loss before income taxes                              (1,903,959)      (168,781)
Income taxes                                              19,207         55,643
                                                     -----------    -----------
Net loss                                             $(1,923,166)   $  (113,138)
                                                     ===========    ===========
Loss per share                                       $      (.86)   $      (.08)
                                                     ===========    ===========
Weighted average number of shares of common stock      2,231,372      1,387,000
                                                     ===========    ===========



                       See Notes to Financial Statements.

                        THERMO-MIZER ENVIRONMENTAL CORP.

                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

                                                                   1997           1996
                                                                   ----           ----
OPERATING ACTIVITIES:

 Net loss                                                      $(1,923,166)   $  (113,138)
 Adjustments to reconcile net income to net cash provided
  by operating activities
   Depreciation                                                     41,551         22,342
   Loss on disposal of assets                                       27,756
   Nonoperating writeoffs and charges                              204,555
   Provision for doubtful accounts                                  15,000
(Increase) decrease in assets:
   Contract receivables                                           (184,594)      (185,012)
   Inventories                                                     (62,832)      (162,362)
   Unbilled receivables                                            226,862       (204,207)
   Prepaid expenses and other                                     (497,633)      (209,391)
 Increase (decrease) in liabilities:
   Accounts payable                                                121,896        168,878
   Billings in excess of costs                                      82,653         (7,419)
   Accrued expenses and other                                      191,185        (41,943)
                                                               -----------    -----------
Net cash used in operating activities                           (1,756,767)      (732,252)
                                                               -----------    -----------
INVESTING ACTIVITIES:

   Purchase of property and equipment                             (104,112)       (56,730)
                                                               -----------    -----------
FINANCING ACTIVITIES:

   Issuance of common stock and warrants                           428,764      3,222,600
   Payments on debt                                                              (311,839)
   Proceeds from debt                                                             375,000
   Deferred acquisition and finance costs                         (282,272)
   Investment in other  time deposit                                             (375,000)
   Other investments                                              (198,619)
   Purchase of treasury stock                                      (34,080)
                                                               -----------    -----------
   Net cash provided by (used in) financing activities             (86,207)     2,910,761
                                                               -----------    -----------
Net increase (decrease)in cash and cash equivalents             (1,947,086)     2,121,779
Cash --beginning                                                 2,181,092         59,313
                                                               -----------    -----------
Cash --ending                                                  $   234,006    $ 2,181,092
                                                               ===========    ===========


                       See Notes to Financial Statements.

                        THERMO-MIZER ENVIRONMENTAL CORP.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


                                                         Common Stock
                                                         ------------                Additional
                                                                                        Paid-in         Retained
                                                  Shares              Amount            Capital         Earnings              Total
                                                  ------              ------            -------         --------              -----
Balance, July 1,1995                            1,125,000        $     1,125        $   129,375       $   416,629       $   547,129
Sale of Common Stock and                          771,500                771          3,113,776                           3,114,547
Warrants--net
Net Loss                                                                                                 (113,138)         (113,138)
                                              -----------        -----------        -----------       -----------       -----------
Balance, June 30,1996                           1,896,500              1,896          3,243,151           303,491         3,548,538
Sale of Common Stock                              821,000                821            587,943                             588,764
Net loss                                                                                               (1,923,166)       (1,923,166)
                                              -----------        -----------        -----------       -----------       -----------

Balance, June 30, 1997                          2,717,500        $     2,717        $ 3,831,094       $(1,619,675)        2,214,136
                                              ===========        ===========       ===========        ===========
Less - Note receivable                                                                                                     (160,000)
- Treasury stock - at cost                                                                                                  (34,080)
                                                                                                                        -----------
Total                                                                                                                   $ 2,020,056
                                                                                                                        ===========

Note - All amounts give retroactive effect to a .75 to 1 reverse stock split declared in January 1996.


                        See Notes to Financial Statement

THERMO-MIZER ENVIRONMENTAL CORP.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

NOTE 1--NATURE OF BUSINESS

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

     Service revenue amounted to $232,223 in 1997 and $184,029 in 1996 and is recognized when the service is performed.

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

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121("SFAS 121"), "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of." SFAS 121 prescribes the accounting treatment for cases in which there are indications that the carrying values of long-lived assets, identifiable intangibles and goodwill may not be fully recoverable. The adoption of SFAS 121 did not have a material effect on the Company's results of operations or its financial position at June 30, 1997.

Statement of Cash Flows

     Interest paid for the years ended June 30, 1997 and 1996 was $22,697 and $28,527, respectively. Income taxes paid for the year ended June 30,1997 was $19,207. For the purposes of this statement, investments and time deposits having an initial term of 90 days or less are considered to be cash equivalents.

Product Development Costs

     Product development costs are charged to operations as incurred. During the fiscal year ended June 30, 1997, such charges include the cost of engineering labor and overhead. Substantially all charges during the fiscal year ended June 30, 1996 were paid to consultants and contractors.

Loss Per Share

     Loss per common and common equivalent share are calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period, after giving retroactive effect to the .75 to 1 reverse stock split effected in January 1996. The assumed exercise of outstanding warrants and options would have been antidilutive and, therefore, were excluded from the calculation of loss per share in all periods presented.

Warranty Costs

     The Company's policy is to warrant parts on new installations for one year from start-up of the system. The cost of parts used in installations is generally not a material component of the total installation costs. The Company's policy is to accrue expenses related warranty costs when the related revenue is recognized.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The principal assumptions inherent in the accompanying financial statements relate to estimated percentages of contract completion and the realizability of deferred costs associated with planned business combinations. Actual results may differ from those estimates. All liabilities are recorded at approximate fair values.

Revenue and Credit Concentration

     A significant portion of the Company's revenue is derived from a small number of systems contracts performed for customers located principally in the New York Metropolitan Area. Accordingly, a substantial portion of the Company's accounts receivable at June 30, 1997 is due from customers in the pharmaceutical or commercial real estate industry operating in the New York Metropolitan area.

Reclassifications

     Certain 1996 amounts and balances have been reclassified to conform to the 1997 presentation.

NOTE 3 -- CONTRACTS RECEIVABLE

     Contracts receivable at June 30, 1997 exclude retainages of $223,424, a substantial portion of which may not be collected during the fiscal year ending June 30, 1998.

NOTE 4--PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at June 30, 1997:

           Furniture, fixtures and office equipment                $ 329,326
           Machinery and equipment                                    75,952
           Leasehold Improvements                                     74,890
           Vehicles                                                   14,152
                                                                      ------
           Total                                                     494,320
           Less - accumulated depreciation                           359,111
                                                                     -------
           Property and equipment - net                             $135,209
                                                                    ========

NOTE 5--OTHER ASSETS

         Other assets consist of the following at June 30, 1997:

           Retainages (note 3)                                     $ 223,424
           Deferred costs (note 14)                                  282,272
           Rights and miscellaneous                                  198,619
           Other                                                      45,867
                                                                   ---------

           Total                                                   $ 750,182
                                                                   =========


Rights and miscellaneous consist of:

           American Process Controls, Inc.                         $ 114,299
           Enersave, Inc.                                             84,320
                                                                   ---------

           Total                                                   $ 198,619
                                                                   =========

     In August 1996, the Company made a noninterest-bearing loan of $93,750 (which was subsequently increased to $114,299 to American Process Controls, Inc. ("APC"), the proceeds from which were used to fund the development of a working temperature-activated steam trap alarm device (the "Product"). The loan is collateralized by all of APC's assets. The Company has the right to receive 45% of APC's common stock in full satisfaction of such loan plus the (i) exclusive right to sell the Product in the Heating, Ventilation and Air Conditioning market and (ii) nonexclusive right to sell the product in all other markets. APC is required to sell the Product to the Company at a price equivalent to 120% of APC's manufacturing costs. The Company believes that additional costs must be incurred to complete the Product's design and testing and has advised APC that it is currently unwilling to advance such funds. The Company has proposed that APC obtain alternative financing in sufficient amount as to repay the amounts due to the Company and complete the Product. No assurance can be given that APC will be successful in such efforts.

     In July 1996, the Company and Enersave, Inc. ("Enersave") entered into an agreement under which the Company acquired, for $100,000, all of Enersave's rights to provide all necessary performance metering and billing services pursuant to certain energy service contracts between Enersave and certain public utility companies. The acquisition price will be amortized based on actual billings.

NOTE 6 -- CASH CONCENTRATION

     Cash in excess of the banks' depository insurance coverage amounted to approximately $60,000 at June 30, 1997.

NOTE 7 -- NOTES PAYABLE

     The Company has a $375,000 short-term note payable to a bank, which is collateralized by a certificate of deposit and bears interest at the rate of 6.4 percent per annum.

NOTE 8--INCOME TAXES

     The Company incurred a net operating loss for the year ended June 30, 1997. The Company has established an allowance for the full potential benefit of all such carryforwards because of doubt as to the realizability of such benefit. The income tax benefit for the year ended June 30, 1996 consists entirely of the estimated benefit available from the carryback of the Company's net operating losses. The entire provision in 1997 relates to state franchise taxes and fees.

     A reconciliation of income tax benefit calculated using the Federal statutory rate to the reported income tax benefit for fiscal 1996 is as follows:

           Federal statutory rate applied to pretax income (loss)   $(59,073)
           Investment and research credits                           (17,000)
           Benefit of graduated rates                                 20,430
                                                                    ---------
           Income tax benefit                                       $(55,643)
                                                                    =========

     Deferred income taxes will be recorded for the net tax effects when temporary differences arise between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. No deferred income taxes are recorded at June 30, 1997. The Company incurred a net operating loss for the year ended June 30, 1997.

     The Company has net operating loss carryforwards of approximately $1,800,000 expiring in the year 2012 and investment and research and development credits amounting to $37,000 which are available to reduce future income taxes through 2012.

NOTE 9--STOCKHOLDERS' EQUITY

     The Company is a Delaware corporation. Its Certificate of Incorporation provides that its authorized capital stock consists of 25 million shares of Common Stock, par value $.001 per share. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor.

Initial Public Offering

     In March 1996, the Company completed an initial public offering in which it sold 771,500 shares of its common stock and 1,725,000 redeemable warrants (the "Redeemable Warrants") which resulted in net proceeds, after all expenses, of $3,114,547. Each Redeemable Warrant entitles the holder thereof to purchase one share of common stock for $6.00 (120% of the initial public offering price), subject to adjustment, commencing one year from the date of the initial public offering and remains exercisable for a period of four years thereafter. The Redeemable Warrants are redeemable for $.05 per warrant commencing two years from the closing date of the offering if the closing price of the Company's common stock equals or exceeds $7.50 for 20 consecutive trading days. The Company also sold, for nominal consideration, a warrant to the underwriter entitling the holder thereof to purchase 75,000 shares of common stock and 150,000 warrants at a price equal to 165% of the initial public offering price thereof. This warrant becomes exercisable one year from the date of the initial public offering and remains exercisable for a period of four years thereafter. As part of the initial public offering, the Company also paid, at closing, a fee of $120,000 for a two-year consulting agreement (see Note 12).

     The transactions described below, together with certain other issuances of securities in consideration for services received, result in a modification of the exercise price of the Redeemable Warrants issued as part of the Company's initial public offering under the antidilution provisions of the warrant agreement. Such issuances result in the exercise price of the Redeemable Warrants being reduced from $6.00 (the price in effect on the date of issuance) to $3.12 at June 30, 1997. In addition, each Redeemable Warrant, as adjusted, will entitle the holder thereof to purchase 1.92 shares of Common Stock at the adjusted purchase price of $3.12 per share. See Note 14 below for the impact that certain subsequent events have on the exercise price of these Warrants.

Solay Agreement

     On July 30, 1996, the Company entered into a one-year financial consulting agreement with Solay, Inc. ("Solay") under which Solay agreed to provide the Company with financial public relations and acquisition-related services in consideration for a payment of $165,000 and an option (the "Option") granting Solay the right to purchase 550,000 units at an exercise price of $1 per unit. Each unit consists of one share of common stock and two Class B warrants. Each Class B warrant entitled the holder thereof to purchase one share of common stock at an exercise price equal to the greater of (i) $3 per share or (ii) 120% of the offering price of a share of common stock in a secondary public offering which results in gross proceeds of at least $3,000,000. The Class B warrants were exercisable for a period of five years commencing on the earlier of (i) one year from the date that the option was granted or (ii) the consummation of an acquisition, as defined, by the Company. The Company registered all securities covered by the Option in a Registration Statement on Form S-8. In February 1997, the Company and Solay agreed to modify the terms of the option such that it cancelled 470,000 previously issued Class B Warrants and Solay's right to purchase 30,000 Class B Warrants and issued an aggregate of 100,000 shares of Common Stock (one share of Common Stock for each five Class B Warrants).

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

     As part of the agreement with Solay, Nationwide Securities, Inc. ("Nationwide"), the underwriter for the Company's initial public offering in March 1996, agreed to terminate the underwriting agreement effectively eliminating all restrictive covenants set forth therein and severing the relationship between the Company and Nationwide. Accordingly, the Company also wrote off the unamortized portion, amounting to $100,000, of the Nationwide consulting agreement during the fiscal year ended June 30, 1997.

     The Company issued nonqualified options for 180,000 units to officers and directors. The units covered by these nonqualified options are identical to the units included in the Option issued to Solay, except that they were exercisable at estimated fair market value at the date of grant ($1.16). The Class B Warrants included in such units were treated in the same manner as the Class B Warrants included in the Solay agreement described above. The conversion of the Class B Warrants results in the exercise price per share becoming $.83.

     For financial reporting purposes, the Company ascribed a value of $.05 to each Class B Warrant. The aggregate difference between the fair market value of a share of common stock on the date of grant ($1.0623) and the value ascribed to each share of common stock included in the units described above ($.90) for the Solay Options amounts to $89,375 and was accounted for as an expense during the fiscal year ended June 30, 1997. There are no remaining unamortized costs associated with the Solay Agreement at June 30, 1997.

Continental Capital & Equity Corp.

     On April 30, 1997, the Company entered into an agreement with Continental Capital & Equity Corporation ("CCE") under which CCE agreed to conduct a financial public relations campaign and other consulting services to the Company in consideration for the receipt of (i) $25,000 plus 225,000 shares of the Company's Common Stock at the commencement of services and (ii) $125,000 payable in cash or the issuance of Common Stock at a price equivalent 80 percent of the closing bid price of such shares on June 15, 1997. In August 1997, the Company issued 177,587 shares of Common Stock to CCE to satisfy this obligation. The accompanying fiscal 1997 financial statements include $91,666 in the caption "Selling, General and Administrative" and $183,334 in the caption "Prepaid Expenses" relating to CCE. A substantial portion of such prepaid amount will be amortized during the first quarter of fiscal 1998.

Stock Options

     In December 1996, the shareholders approved a stock incentive plan under which the Company may issue incentive stock options, nonqualified stock options and stock appreciation rights. As of June 30, 1997, the Company has granted options covering 314,000 shares of Common Stock, of which 169,000 options are vested and the remaining vest ratably over four years. The maximum number of shares which may be issued under this plan is 500,000.

     In June 1997, the Company issued stock options for 140,000 shares of Common Stock exercisable at a price of $.10 per share in consideration for services performed by outside directors in connection with the acquisition of Laminaire. The difference between the exercise price and the market price of these shares was accounted for as part of the acquisition price of Laminaire (see Note 14).

     The Company accounts for all options using the intrinsic value method in accordance with Accounting Principles Board Opinion No.25, "Accounting For Stock Issued To Employees" and its related interpretations. Effective with fiscal 1997, the Company is subject to the provisions of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes a fair value method of determining compensation expense relating to stock-based compensation plans, and requires the disclosure of the pro forma effects of recording such expense using the fair value method rather than the intrinsic method. Under SFAS 123,the fair value of stock-based awards to employees is calculated using option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's pro forma calculations were made using the Black-Scholes option pricing model with the following assumptions:


           Risk-Free Interest Rate                  9%
           Dividend Rate                            0%
           Expected Term of Option In Years     Five years

     On a pro forma basis, net loss and loss per common share for fiscal 1997 and 1996 would not have changed significantly if the Company had accounted for options using the fair value method rather than the intrinsic value method.

     A summary of stock option activity follows:



           Description                       Number             Price Range

           Options granted                1,286,000           $.10 to $1.00
           Options exercised                400,000                   $1.00
           Options cancelled                 55,000                   $1.00
           Options outstanding              831,000           $.83 to $1.00

     Of the total options outstanding, 461,000 are exercisable at June 30, 1997.

Shares Reserved for Issuance

     At June 30, 1997, the Company reserved 4,354,000 shares of common stock for issuance in connection with outstanding options and warrants.

NOTE 10--COMMITMENTS AND CONTINGENCIES

     The Company leases its principal office and warehouse facility under the terms of a verbal operating lease that expires July 31, 1998 and calls for monthly payments of approximately $4,000. Total rent expense for the years ended June 30, 1997 and 1996 amounted to $74,985 and $50,492, respectively. Future minimum lease payments under operating leases, excluding escalations, for the fiscal year ending June 30, 1998 is $48,000.

     In July 1997, the Company entered into a three-year employment agreement effective July 1, 1997, with its President and Chief Executive Officer under which he will receive an annual salary of $135,000, $145,000 and $155,000, respectively, during each of the three fiscal years in the period ended June 30, 2000. The contract also provides for the issuance of stock options based on the achievement of specified operating performance, the use of a car and that the Board of Directors may award Mr. Darcy bonuses and other incentive compensation as it deems appropriate, based upon the Company's operating performance or other reasonable criteria and includes a restrictive covenant limiting Mr. Darcy's ability to obtain employment with a competitor or potential competitor.

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

     The Company has a qualified 401(k) profit sharing plan available to full-time employees who meet the plan's eligibility requirements. The plan permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. In addition, the Company has no obligation to contribute to the plan, however, it can elect a discretionary contribution. The Company made no contributions to the plan during the either of the two years in the period ended June 30, 1997.

NOTE 11--CONCENTRATION OF CREDIT RISK

         The Company's two largest customers accounted for 31% of net revenues in 1997, and its six largest customers accounted for 87% of net revenues in 1996 as follows:
                                                 1997                 1996
                                                 ----                 ----

           Customer A                             14%                  23%
           Customer B                              6%                  13%
           Customer C                              7%                  20%
           Customer D                              7%                  11%
           Customer E                             17%                  ---
           Customer F                              1%                  10%
           Customer G                              1%                  10%

No other customers accounted for ten percent or more of net revenue during either fiscal year. Customer G is located in Canada. No other sales were made to customers located outside the United States.

     The employees and facilities of the Company service all customers. Company costs other than direct material are not related to specific customers.


NOTE 12--NONRECURRING EXPENSES

     Nonrecurring expenses consist of the following for the fiscal years ended June 30, 1997 and 1996:

                                                          1997           1996
                                                          ----           ----

Solay agreement (Note 9)                              $ 294,375
Write-off - Nationwide consulting
agreement (Note 9)                                       95,000
Postemployment cost                                      40,000
Professional fees associated with
nonrecurring transactions                                67,510
Interest - net                                          (43,436)       $  15,117
Disposal of equipment                                    27,756
Other                                                    (2,552)
                                                      ---------        ---------
Total                                                 $ 478,653        $  15,117
                                                      =========        =========

     The Company agreed to purchase an annuity for an officer who retired during the fiscal year ended June 30, 1997, the cost of which ($40,000) was charged to operations.

NOTE 13--RELATED PARTY TRANSACTIONS

     During fiscal 1997 and 1996, the Company paid professional, consulting and legal fees amounting to $332,953(of which $153,924 relates to the acquisition of Laminaire or obtaining the financing therefor) and $97,095 (of which $40,220 relates to services associated with the initial public offering) to directors or firms related to directors or officers. The law firm in which the Company's
Secretary is a partner also received 41,000 shares of common stock in satisfaction of fees owed during fiscal 1997.


NOTE 14--SUBSEQUENT EVENTS (Unaudited)

     In October 1997, the Company signed a definitive Purchase Agreement to acquire all of the outstanding common stock of Laminaire Corporation ("Laminaire"), located in Rahway, New Jersey, a manufacturer and distributor of clean room products which also produces a variety of electronic circuit boards. The purchase price, exclusive of expenses, was $3,200,000 (subject to adjustment based on Laminaire's earnings during the period immediately prior to the
closing),   consisting  of  $1,000,000  in  cash  and  a  five-year  convertible promissory note in the principal amount of $2,200,000. The promissory note, which bears interest at the rate of 10% per annum and is collateralized by substantially all of the Company's assets, is payable in 60 equal monthly instalments with a balloon payment of $1,000,000 due at maturity. It is convertible, subject to certain limitations and restrictions, into shares of the Company's Common Stock at the closing sale price of the Company's common stock at the closing date of the Laminaire acquisition. The closing is scheduled to take place on October 16, 1997.

     The following unaudited pro forma operating data assumes that the acquisition of Laminaire had taken place as of the beginning of each period presented. The data combines the operating results of the Company's fiscal year with corresponding data from Laminaire's calendar year and gives effect to (i) the amortization of purchase adjustments and goodwill and (ii) incremental interest expense associated with the financing arrangements. No effect has been giving to assumed cost savings brought about by the consolidation of the two entities.


                                                    1997                    1996

Net revenues                                  $8,777,632              $8,185,390
Cost of sales                                  6,635,974               5,712,061
Gross profit                                   2,141,658               2,473,329
Operating expenses                             3,322,865               2,428,859
Nonoperating expenses                            480,221                  18,657
Income (loss) before taxes                    -1,858,292                -136,873
Income taxes-net                                  19,607                  55,493
Net income (loss)                            -$1,877,899                -$81,380


     The following unaudited pro forma balance sheet data assumes that the acquisition of Laminaire and the issuance of the convertible debt used to finance such acquisition had taken place on June 30, 1997. Such pro forma information gives effect to all known purchase adjustments. The last two columns assume that the holders of the convertible debt have exercised their conversion rights.

Description                    Combined           Proforma     Combined Proforma
Current Assets:
Cash                            297,290                                 $297,290
Receivables - net            $1,784,924                                1,784,924
Inventories                   1,183,710                                1,183,710
Other                           681,760                                  681,760
Total                         3,947,684                                3,947,684

Property & Equipment          2,414,467                                2,414,467
Other                         2,346,596          -$356,250             1,990,346

Total                        $8,708,747          -$356,250            $8,352,497

Current Liabilities:
Notes payable                   744,079                                  744,079
Accounts payable                843,351                                  843,351
Accrued expenses                546,815                                  546,815
Other                            88,900                                   88,900
Total                        $2,223,145                               $2,223,145

Long-term Obligations         4,450,000        -$2,450,000             2,000,000

Stockholders' Equity          2,035,602          2,093,750             4,129,352

Total                        $8,708,747          -$356,250            $8,352,497


     Subsequent to June 30, 1997, the Company issued convertible debentures (the "Debentures") to ten investors, in the aggregate principal amount of $1,500,000, the net proceeds from which, together with the proceeds from additional financings, will be used to close the acquisition of Laminaire and repay all of Laminaire's obligations under a term loan agreement with a bank. The Company will pay interest to the holders of the Debentures at the rate of 5% per annum. Interest on the Debentures is payable in cash or Common Stock of the Company, at the Company's discretion. The Company's obligations under $50,000 principal amount of the Debentures are secured by a lien on the Company's accounts receivable. The Debentures are convertible into shares of the Company's Common Stock at any time at dates ranging from 41 days after the date of issuance, at a price per share (the "Conversion Price") equal to the lesser of 70% of the average closing bid price for the five trading days preceding: (i) the date of conversion or, (ii) the date of closing. In the event that the Debentures are not converted prior to the maturity date of the Debentures, the Company has the option to satisfy its obligations under $50,000 principal amount of the Debentures on such maturity date by the payment of cash or the issuance of Common Stock at the Conversion Price. Through September 30, 1997, holders of $250,000 principal amount of Debentures had converted their Debentures into 501,252 shares of the Company's Common Stock. All Debentures are convertible by October 12,1997.

     Such issuances result in the exercise price of the Redeemable Warrants being reduced, on an estimated pro forma basis, to $1.99. In addition, each Redeemable Warrant, as adjusted, will entitle the holder thereof to purchase three shares of Common Stock at the adjusted purchase price of $1.99 per share.