Form 10QSB
period 1997-09-30
THERMO-MIZER ENVIRONMENTAL CORP
filed 1997-11-14
CIK 934379

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For the Three Months Ended                Commission File Number
           September 30, 1997                          33-87284-N4



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

At October 31, 1997, the latest practicable date, there were 3,396,023 shares of Common Stock outstanding, $.001 par value.

                        THERMO-MIZER ENVIRONMENTAL CORP.


                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.        FINANCIAL INFORMATION

     Item 1.   Unaudited Financial Statements:

               Condensed Balance Sheets
               September 30, 1997 and June 30, 1997                          3

               Condensed Statements of Operations
               for the three months ended
               September 30, 1997 and 1996                                   5

               Condensed Statements of Cash Flows
               for the three months ended
               September 30, 1997 and 1996                                   6

               Condensed Statement of Stockholders
               Equity for the three months ended
               September 30, 1997                                            7

               Notes to Condensed Financial Statements                       8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                14



PART II.       OTHER INFORMATION

                        THERMO-MIZER ENVIRONMENTAL CORP.

                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                     September 30,     June 30,
                                                         1997            1997
                                                     -------------    ----------
                                                      (Unaudited)
Current Assets:

  Cash                                                $1,751,667      $  234,006
  Other time deposits                                    375,000         375,000
  Contracts receivable-net of allowance
    of $30,000 in both periods                           800,701         960,045
  Inventories                                            384,704         378,284
  Unbilled receivables                                    40,721          27,976

  Prepaid expenses and other                             103,955         258,894
                                                      ----------      ----------

      Total Current Assets                             3,456,748       2,234,205

Property and Equipment - net                             122,641         135,209

Other Assets                                             980,414         750,182
                                                      ----------      ----------
Total Assets                                          $4,559,803      $3,119,596
                                                      ==========      ==========


                  See Notes to Condensed Financial Statements.

                        THERMO-MIZER ENVIRONMENTAL CORP.

                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                    September 30,     June 30,
                                                        1997            1997
                                                    -------------    ----------
                                                     (Unaudited)
Current Liabilities:
  Notes payable:
    Bank                                            $   375,000     $   375,000
    Convertible                                       1,450,000
  Accounts payable - trade                              424,952         381,988
  Billings in excess of revenues                        114,513          82,653
  Accrued expenses and other                            179,488         259,899
                                                    -----------     -----------



                  Total Current Liabilities           2,543,953       1,099,540
                                                    -----------     -----------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, $.001 par value,
    25,000,000 shares authorized; 3,396,309
    and 2,717,500 shares issued and
    outstanding                                           3,396           2,717
  Additional paid-in capital                          4,205,416       3,831,094
  Deficit                                            (1,998,882)     (1,619,675)
                                                    -----------     -----------
  Total                                               2,209,930       2,214,136
  Less - Note receivable                               (160,000)       (160,000)
         Treasury Stock-at cost                         (34,080)        (34,080)
                                                    -----------     -----------
  Stockholders' Equity-net                            2,015,850       2,020,056
                                                    -----------     -----------

Total Liabilities and Stockholders' Equity          $ 4,559,803     $ 3,119,596
                                                    ===========     ===========



                  See Notes to Condensed Financial Statements.

                        THERMO-MIZER ENVIRONMENTAL CORP.

                       CONDENSED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)



                                                       1997             1996
                                                   -----------      -----------

Contract and other revenues                        $   736,091      $   488,610
Cost of revenues                                       627,542          480,133
                                                   -----------      -----------

Gross profit                                           108,549            8,477
                                                   -----------      -----------

Expenses:
  Personnel and related costs                          115,302          138,578
  Selling and administrative expenses                  325,608          197,010
  Product development costs                             44,957           74,236
                                                   -----------      -----------
    Total expenses                                     485,867          409,824
                                                   -----------      -----------

Operating loss                                        (377,318)        (401,347)
Nonoperating costs - net                                 1,111         (422,814)
                                                   -----------      -----------
Loss from operations                                  (376,207)        (824,161)
Income taxes - net                                       3,000
                                                   -----------      -----------
Net loss                                           $  (379,207)     $  (824,161)
                                                   ===========      ===========
Loss per share                                     $      (.13)     $      (.43)
                                                   ===========      ===========
Weighted average number of common and
  common equivalent  shares outstanding              3,000,832        1,897,564
                                                   ===========      ===========




                  See Notes to Condensed Financial Statements.

                        THERMO-MIZER ENVIRONMENTAL CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                        1997            1996
                                                    -----------     -----------

Cash flows from operating activities:
  Net loss                                          $  (379,207)    $  (824,161)
  Adjustments to reconcile net earnings
    to net cash provided by operating
    Activities:
      Write-off of consulting agreement                                  95,000
      Nonrecurring charges                                              104,375
      Amortization of financial
        public relations fee                            139,993
      Depreciation and amortization                      12,568          19,838
      Decrease in net operating assets                  294,307          78,394
                                                    -----------     -----------
      Net cash provided by (used in)
      Operating activities                               67,661        (526,554)
                                                    -----------     -----------

Cash flows (used in )investing activities:
  Loan to APC                                                           (93,750)
  Purchase of property and equipment                                    (50,570)
                                                    -----------     -----------
    Total                                                              (144,320)
                                                    -----------     -----------

Cash flows from financing activities:
  Proceeds from convertible debt                      1,450,000
                                                    -----------     -----------

Net increase (decrease) in cash                       1,517,661        (670,874)

Cash and cash equivalents - beginning                   234,006       2,181,092
                                                    -----------     -----------

Cash and cash equivalents - ending                  $ 1,751,667     $ 1,510,218
                                                    ===========     ===========


                  See Notes to Condensed Financial Statements.

                                                  THERMO-MIZER ENVIRONMENTAL CORP.

                                            CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                                                             (UNAUDITED)



                                        Common       Additional      Accumulated         Treasury             Note
                                         Stock  Paid-in Capital          Deficit            Stock       Receivable            Total
                                   -----------      -----------      -----------      -----------      -----------      -----------
Balance, July 1, 1997              $     2,717      $ 3,831,094      $(1,619,675)     $   (34,080)     $  (160,000)     $ 2,020,056
Issuance of equity securities              679          374,322                                                             375,001
Net loss                                                                (379,207)                                          (379,207)
                                   -----------      -----------      -----------      -----------      -----------      -----------
Balance, September 30, 1997        $     3,396      $ 4,205,416      $(1,998,882)     $   (34,080)     $  (160,000)     $ 2,015,850
                                   ===========      ===========      ===========      ===========      ===========      ===========






                                            See Notes to Condensed Financial Statements.


NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 1--BASIS OF PRESENTATION

     The accompanying condensed interim financial statements for the three-month periods ended September 30, 1997 and 1996 are unaudited and include all adjustments considered necessary by Management for a fair presentation. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full fiscal year. These financial statements should be read in conjunction with the information filed as part of the Company's Annual Report on Form 10-KSB.


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

     Service and other revenue amounted to $77,092 during the three months ended September 30, 1997 and $58,563 during the three months ended September 30, 1996 and is recognized when the service is performed.


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


Loss Per Share

     Loss per common and common equivalent share are calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. The assumed exercise of outstanding warrants and options would have been antidilutive and, therefore, were excluded from the calculation of loss per share in all periods presented.


Warranty Costs

     The Company's policy is to warrant parts on new installations for one year from start-up of the system. The cost of parts used in installations is generally not a material component of the total installation costs. The
Company's policy is to accrue expenses related to warranty costs when the related revenue is recognized.


Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The principal assumptions inherent in the accompanying financial statements relate to estimated percentages of contract completion. Actual results may differ from those estimates. All liabilities are recorded at approximate fair values.


Revenue and Credit Concentration

     A significant portion of the Company's revenue is derived from a small number of systems contracts performed for customers located principally in the New York Metropolitan Area. Accordingly, a substantial portion of the Company's accounts receivable at September 30, 1997 is due from customers in the pharmaceutical or commercial real estate industry operating in the New York Metropolitan area.


Reclassifications

     Certain 1996 amounts and balances have been reclassified to conform to the 1997 presentation.


NOTE 3--ACQUISITION OF LAMINAIRE CORPORATION

     On October 16, 1997 the Company acquired all of the outstanding shares of Common Stock of Laminaire Corporation ("Laminaire") from Garay LLC for a purchase price of $3,200,000, subject to adjustment based on Laminaire's operating performance during the period immediately prior to the acquisition. Laminaire, based in Rahway, New Jersey, manufactures and distributes cleanroom products and also produces a variety of electronic circuit boards. The purchase price consisted of a cash payment of $1,000,000, a convertible promissory note in the principal amount of $2,200,000 (the "First Note") and a promissory note with a principal amount to be determined (the "Second Note").

     The First Note bears interest at the rate of 10% per annum and is payable in 60 equal monthly installments of principal and interest of $33,830 commencing November 16, 1997 with a final payment of principal of $1,000,000 due on October 16, 2002. The First Note is convertible into shares of Common Stock at a conversion price per share equal to the average closing bid price for the five trading days prior to the closing of the acquisition. The First Note becomes convertible for a period of two years commencing April 16, 1998 in amounts not exceeding $500,000 for each four-month period. The holder of the First Note is entitled to demand registration of the Common Stock issuable upon conversion of the First Note on one occasion at the Company's expense commencing April 16, 1999 and is also entitled to piggyback registration for such shares of Common Stock with respect to any registration statement filed by the Company with the exception of a registration statement to be filed in connection with any of the securities issued in connection with obtaining the financing for the Company's acquisition of Laminaire.

     The Second Note will be in a principal amount equal to the difference between (a) the Stockholders' Equity (as defined) of Laminaire as of September 30, 1997 minus $200,000 minus (b) the Stockholders' Equity of Laminaire as of September 30, 1996. In the event that the adjustment to the purchase price is negative, the principal amount of the First Note will be reduced by such amount. The Second Note, which bears interest at the rate of 15% per anum, is due on March 31, 1998.

         The Company's obligations under the First and Second Notes are secured by first priority security interests in the real property and all tangible and intangible personal property, including inventory and accounts receivable, of Laminaire and the inventory and equipment of the Company and a subordinate security interest in the accounts receivable of the Company. The subordinate security interest is subordinate to the interests of the holders of convertible debentures and convertible promissory notes in the principal amount of $550,000. The agreements underlying the First and Second Notes also contain restrictions on the Company's ability to transfer cash from Laminaire and require the Company to comply with various financial ratios.

     In conjunction with the acquisition of all of the outstanding common stock of Laminaire, the Company paid all of Laminaire's obligations, amounting to approximately $1,100,000, to Corestates National Bank ("Corestates") under a mortgage secured by Laminaire's interest in its real property and building located in Rahway, New Jersey. Laminaire has used the building located as its principal office and manufacturing facility. The Company anticipates continuing Laminaire's operations at such location and will relocate the Company's principal executive offices from Ridgefield, New Jersey to the Laminaire facility.

     Garay LLC, the seller of the common stock of Laminaire, is a New Jersey limited liability company which is partially owned by Charles J. Garay . Charles
J. Garay is a director of Laminaire and became a director of the Company on October 28, 1997. He is also serving as a consultant to Laminaire through January 16, 1998.

     The funds utilized by the Company to purchase the common stock of Laminaire and satisfy Laminaire's obligations to Corestates were obtained from the issuance of (i) Common Stock of the Company for aggregate consideration of $200,000 and (ii) convertible promissory notes and debentures for the balance.

     Concurrent with the closing of the acquisition of Laminaire on October 16, 1997, the Company issued 326,521 shares of its Common Stock to a single investor, the Optimum Fund, for aggregate consideration of $200,000 pursuant to Regulation S under the Securities Act of 1933, as amended.

     Concurrent with the closing of the acquisition of Laminaire, the Company issued convertible debentures (the "Debentures") to three investors in the principal amount of $300,000 pursuant to Regulation S under the Securities Act of 1933, as amended. The Company will pay interest to the holders of the Debenture at the rate of 5% per annum. Interest on the Debentures is payable in cash or Common Stock of the Company, at the Company's discretion. The Debentures, which are unsecured, are convertible into shares of the Company's Common Stock at any time beginning 41 days after the date of issuance, at a price per share equal to the lesser of 70% of the average closing bid price for the five trading days preceding: (i) the date of conversion or (ii) the date of closing, October 16, 1997.

     Concurrent with the closing of the acquisition of Laminaire, the Company issued convertible promissory notes ( the "Convertible Notes") to Norwood Venture Corp. in the principal amount of $500,000 pursuant to Regulation D under the Securities Act of 1933, as amended. The Company is obligated pay interest to the holders of the Convertible Notes at the rate of 10% per annum. The Company's obligations under the Debentures are secured by a first lien (except for an existing lien to secure indebtedness in the principal amount of $50,000) in the Company's accounts receivable and a lien that is second in priority to that of Garay LLC, the seller of the common stock of Laminaire, with respect to the inventory and equipment of the Company and the accounts receivable, inventory and equipment of Laminaire. Laminaire also executed a guaranty in favor of Norwood with respect to the Company's obligations under the Convertible Notes. The Convertible Notes are convertible into shares of the Company's Common Stock at any time at a price per share equal to the lesser of 70% of the average closing bid price for the five trading days preceding (i) the date of conversion or (ii) the date of closing, October 16, 1997. The Company agreed to register the shares of Common Stock issuable upon conversion of the Convertible Note under the Securities Act of 1933, as amended.

     Subsequent to June 30, 1997 but prior to the closing of the Laminaire acquisition, the Company issued convertible debentures (the "First Debentures") to ten investors, in the aggregate principal amount of $1,450,000 pursuant to Regulation S under the Securities Act of 1933, as amended. The Company is obligated to pay interest to the holders of the FirstDebentures at the rate of 5% per annum. Interest on the First Debentures is payable in cash or Common Stock of the Company, at the Company's discretion. The Company's obligations under $50,000 principal amount of the Debentures are secured by a lien on the Company's accounts receivable. The First Debentures are convertible into shares of the Company's Common Stock at any time commencing 41 days after the date of issuance, at a price per share equal to the lesser of 70% of the average closing bid price for the five trading days preceding (i) the date of conversion or (ii) the date of closing. In the event that the First Debentures are not converted prior to their respective maturity dates, the Company has the option to satisfy its obligations under $50,000 principal amount of the First Debentures on such maturity date by the payment of cash or the issuance of Common Stock at the Conversion Price. Through September 30, 1997, holders of $250,000 principal amount of First Debentures had converted their debentures into 501,252 shares of the Company's Common Stock.

     The Company also borrowed $200,000 from an individual investor. The terms and conditions of such borrowing have not yet been finalized.

     The acquisition of Laminaire will be accounted for as a purchase in accordance with Opinion Number 16 of the Accounting Principles Board and, accordingly, the accompanying Condensed Statement of Operations for the Three Months Ended September 30, 1997 does not include any amounts related to Laminaire. The following unaudited pro forma operating data assumes that the acquisition of Laminaire had taken place as of the beginning of July 1, 1996 (fiscal 1997) and 1995 (fiscal 1996), respectively. The data combines the operating results of the Company's fiscal year with corresponding data from Laminaire's calendar year and gives effect to (i) the amortization of purchase adjustments and goodwill and (ii) incremental interest expense associated with the financing arrangements. No effect has been giving to assumed cost savings brought about by the consolidation of the two entities.



                                               1997               1996
                                           -----------        -----------

      Net revenues                         $ 8,777,632        $ 8,185,390
      Cost of sales                          6,635,974          5,712,061
      Gross profit                           2,141,658          2,473,329
      Operating expenses                     3,322,865          2,428,859
      Nonoperating expenses                    480,221             18,657
      Income (loss) before taxes            (1,858,292)          (136,873)
      Income taxes-net                          19,607             55,493
      Net income (loss)                    $(1,877,899)       $   (81,380)

NOTE 4--INCOME TAXES

     The Company has established reserves for the entire benefit associated with the unused Federal income tax loss carryforwards.


NOTE 5--OTHER ASSETS

     Other assets consist of the following at September 30, 1997 and June 30, 1997, respectively:

                                                  9/30/97        6/30/97
                                                 --------       --------
        Retainages                               $224,561       $223,424
        Deferred acquisition costs                344,474        282,272
        Rights and miscellaneous                  189,134        198,619
        Deferred debt expenses                    202,500           --
        Other                                      19,745         45,867
                                                 --------       --------
        Total                                    $980,414       $750,182
                                                 ========       ========

     Rights and miscellaneous set forth above consist of:

                                                  9/30/97        6/30/97
                                                 --------       --------
        American Process Controls, Inc           $114,299       $114,299
        Enersave, Inc.                             74,835         84,320
                                                 --------       --------
        Total                                    $189,134       $198,619
                                                 ========       ========


     In August 1996, the Company made a noninterest-bearing loan of $93,750 (which was subsequently increased to $114,299 to American Process Controls, Inc. ("AAPC"), the proceeds from which were used to fund the development of a working temperature-activated steam trap alarm device (the "Product"). The loan is collateralized by all of APC's assets. The Company has the right to receive 45% of APC's common stock in full satisfaction of such loan plus the (i) exclusive right to sell the Product in the Heating, Ventilation and Air Conditioning market and (ii) nonexclusive right to sell the product in all other markets. APC is required to sell the Product to the Company at a price equivalent to 120% of APC's manufacturing costs. The Company believes that additional costs must be incurred to complete the Product's design and testing and has advised APC that it is currently unwilling to advance such funds. The Company has proposed that APC obtain alternative financing in sufficient amount as to repay the amounts due to the Company and complete the Product. No assurance can be given that APC will be successful in such efforts.

     In July 1996, the Company and Enersave, Inc. ("Enersave") entered into an agreement under which the Company acquired, for $100,000, all of Enersave's rights to provide all necessary performance metering and billing services pursuant to certain energy service contracts between Enersave and certain public utility companies. The acquisition price will be amortized based on actual billings.


NOTE 5--OTHER

     Selling and Administrative expenses for the three months ended September 30, 1997 includes a charge of $139,993 relating to financial public relations services. These costs, which are largely noncash in nature, were incurred to establish name recognition and liquidity for the Company's stock after the Company's underwriter ceased operations shortly after the initial public offering and were necessary to assist the Company in obtaining financing for the Laminaire acquisition.

     The caption "Nonoperating Costs - net" for the three months ended September 30, 1996 consisted principally of costs associated, directly or indirectly, of terminating the Company's underwriting agreement. The caption also included a $40,000 postemployment cost for a retiring director.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION



Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

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


General

     The Company's operations, prior to the acquisition of Laminaire, have been dominated by systems contracts with customers in the pharmaceutical and chiller control industries. Fluctuations in sales, revenues and operating results can and did occur because of the timing of such contracts since certain larger contracts require greater amounts of vendors' materials and use of subcontractors than do other contracts. Generally, gross margins are lower on those contracts which require the purchase of significant amounts of vendor materials and services compared with contracts which are more engineering or labor intensive. In addition, the Company's engineering staff is capable of serving a significant volume of business. Thus, engineering costs do not fluctuate at the same rate as revenues. This means that if revenues increase, gross profits will increase at a faster rate than revenue. The reverse is true if revenues were to decrease below the breakeven point.

     Because of the Company's historical emphasis on systems sales, a substantial portion of its revenue was derived from a relatively few number of contracts. In general, the Company had less than 50 open contracts in a fiscal quarter of which fewer than ten comprise more than 50 percent of revenues for that quarter. This also means that a small number of customers made up a large percentage of sales. For the fiscal quarter ended September 30, 1997, sales to four customers accounted for 82% of total sales with individual customers comprising 39%, 19%, 13% and 11%, respectively, of total sales.

     The Company believes that it is beneficial to implement a strategy designed to reduce its dependence on large contracts by increasing its focus on product sales and service. Its product development efforts have resulted in the recent introduction of three new products. The acquisition of Laminaire accelerates this strategy because Laminaire is a product-driven business with a product line that potentially can be enhanced by modified versions of certain of the Company's newly-introduced products. Because of the acquisition of Laminaire, most historical relationships between costs and revenues set forth below will not be indicative of such relationships in the future.

Results of Operations

Comparison of the Three Months Ended September 30, 1997 and 1996:


Description                                         Sep-97            %       Sep-96           %    Difference      % Diff.
Contract and other revenues                       $736,091       100.0%     $488,610      100.0%      $247,481        50.7%
Cost of revenues                                   627,542        85.3%      480,133       98.3%       147,409        30.7%
Gross profit                                       108,549        14.7%        8,477        1.7%       100,072      1180.5%
Expenses:
   Personnel and related costs                     115,302        15.7%      138,578       28.4%       (23,276)      (16.8%)
   Selling and administrative expenses             325,608        44.2%      197,010       40.3%       128,598        65.3%
   Product development costs                        44,957         6.1%       74,236       15.2%       (29,279)      (39.4%)
   Total expenses                                  485,867        66.0%      409,824       83.9%        76,043        18.6%
Operating loss                                    (377,318)      (51.3%)    (401,347)     (82.1%)       24,029        (6.0%)
Other-net                                            1,111         0.2%     (422,814)     (86.5%)      423,925
Loss from operations                              (376,207)      (51.1%)    (824,161)    (168.7%)      447,954
Income taxes-net                                     3,000         0.4%                                  3,000
Net loss                                          (379,207)      (51.5%)    (824,161)    (168.7%)      444,954


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

     The Company believed that it would begin to realize the benefits of these investments during fiscal 1997. However, operations for the fiscal year ended June 30, 1997 and the Three Months Ended September 30, 1997 were adversely impacted by two sets of circumstances. First, certain of the Company's principal customers significantly and unexpectedly reduced their capital spending. These cutbacks resulted in the Company's actual volume of work for the periods being significantly below the level planned and was insufficient to cover overhead. The Company increased its selling efforts and augmented its marketing resources that resulted in a significant increase in its bidding and proposal activity. Although Management is optimistic about the Company's prospects for being awarded certain of these proposed contracts, no assurance can be given that it will be successful in this regard. Secondly, the Company introduced a new product in fiscal 1997 and performed two major contracts that incorporated such product. The Company required longer than expected to identify and is attempting to correct certain problems which arose in connection with the operation of this new product which resulted in it incurring a substantial loss during the periods on one of these contracts and significantly reduced margins on the other. The loss was caused because significant amounts of engineering labor and subcontractor assistance was required on these jobs to analyze and address the problems. Both of these contracts are expected by Management to be completed before December 31, 1997, and all estimated losses have been accrued. The Company also did not make a meaningful penetration into the targeted Continuous Emissions Monitoring ("CEM") business or obtain significant contracts from new customers despite increased marketing efforts. In part, Management believes that this inability to penetrate the marketplace was caused by delays of governmental bodies to release specific regulations in this area. No further efforts will be undertaken to penetrate this market in the foreseeable future.

     In January 1997, the Company made certain reductions in its workforce to permit it to approach breakeven at lower levels of sales activity. The Company also believes that it has identified the problems in its new product and that similar problems will not recur on future installations of this product. Nevertheless, the Company is not receiving a sufficient quantity of new orders to permit its traditional core business to operate at a profitable level in the next few fiscal quarters. In addition, expenses of approximately $140,000 associated with a financial public relations program are included in the caption "Selling and Administrative" for the three months ended September 30, 1997. These costs, which are largely noncash in nature, were incurred to establish name recognition and liquidity for the Company's stock after the Company's underwriter ceased operations shortly after the initial public offering and were necessary to assist the Company in obtaining financing for the Laminaire acquisition.

     The Company's strategy is to reduce its dependence on large contracts by increasing its focus on product sales. No assurance can be given that the Company will be successful in these efforts. However, in October 1997 the Company acquired Laminaire Corporation. Management believes that the acquisition of Laminaire, a product-driven manufacturer and distributor of clean room products which also produces a variety of electronic circuit boards and has annual sales in excess of $6,000,000, represents a critical element in its effort to make this transition and stabilize its financial condition. A significant portion of its management, marketing and technical resources will be focused towards integrating and, where possible, expanding and enhancing the Laminaire business. This refocusing could result in a transition away from the Company's core niches and contract orientation.

     The Company also incurred greater levels of subcontractor and material costs during the first quarter of 1997 than was anticipated. Contracts with high level of subcontractor and material costs are generally less profitable than engineering intensive contracts.

     The caption "Nonoperating Costs - net" for the three months ended September 30, 1996 consisted principally of costs associated, directly or indirectly, of terminating the Company's underwriting agreement. The caption also included a $40,000 postemployment cost for a retiring director.

     The Company has established reserves for the entire benefit associated with the unused income tax loss carryforwards because the Company must realize income in the future to utilize such carryforwards.


Liquidity and Capital Resources

     On October 16, 1997 the Company acquired all of the outstanding shares of Common Stock of Laminaire Corporation ("Laminaire") from Garay LLC for a purchase price of $3,200,000, subject to adjustment based on Laminaire's operating performance during the period immediately prior to the acquisition. Laminaire, based in Rahway, New Jersey, manufactures and distributes cleanroom products and also produces a variety of electronic circuit boards. The purchase price consisted of a cash payment of $1,000,000, a convertible promissory note in the principal amount of $2,200,000 (the "First Note") and a promissory note with a principal amount to be determined (the "Second Note").


Seller Financing

     The First Note bears interest at the rate of 10% per annum and is payable in 60 equal monthly installments of principal and interest of $33,830 commencing November 16, 1997 with a final payment of principal of $1,000,000 due on October 16, 2002. The First Note is convertible into shares of Common Stock at a conversion price per share equal to the average closing bid price for the five trading days prior to closing. The First Note becomes convertible for a period of two years commencing April 16, 1998 in amounts not exceeding $500,000 for each four month period. The holder of the First Note is entitled to demand registration of the Common Stock issuable upon conversion of the First Note on one occasion at the Company's expense commencing April 16, 1999 and is also entitled to piggyback registration for such shares of Common Stock with respect to any registration statement filed by the Company with the exception of a registration statement to be filed in connection with any of the securities issued in connection with obtaining the financing for the Company's acquisition of Laminaire.

     The Second Note will be in a principal amount equal to the difference between (a) the Stockholders' Equity (as defined) of Laminaire as of September 30, 1997 minus $200,000 minus (b) the Stockholders' Equity of Laminaire as of September 30, 1996. In the event that the adjustment to the purchase price is negative, the principal amount of the First Note will be reduced by such amount. The Second Note, which bears interest at the rate of 15% per anum, is due on March 31, 1998.

     The Company's obligations under the First and Second Notes are secured by first priority security interests in the real property and all tangible and intangible personal property, including inventory and accounts receivable, of Laminaire and the inventory and equipment of the Company and a subordinate security interest in the accounts receivable of the Company. The subordinate security interest is subordinate to the interests of the holders of convertible debentures and convertible promissory notes in the principal amount of $550,000. The agreements underlying First and Second Notes also contain restrictions on the Company's ability to transfer cash from Laminaire and require the Company to comply with various financial ratios.

     In conjunction with the acquisition of all of the outstanding common stock of Laminaire, the Company paid all of Laminaire's obligations, amounting to approximately $1,100,000, to Corestates National Bank ("Corestates") under a mortgage secured by Laminaire's interest in its real property and building located in Rahway, New Jersey. Laminaire has used the building as its principal office and manufacturing facility. The Company anticipates continuing
Laminaire's operations at such location and will relocate the Company's principal executive offices from Ridgefield, New Jersey to the Laminaire facility.

     Currently, Laminaire's operations appear to be generating sufficient cash flow to service the First and Second Notes, although no assurances can be given that this trend will continue for the term of the First and Second Notes.


Other Financings

     The funds, in excess of those provided by the issuance of the notes to Garay LLC, utilized by the Company to purchase the common stock of Laminaire and satisfy Laminaire's obligations to Corestates were obtained from the issuance of
(i) Common Stock of the Company for aggregate consideration of $200,000 and (ii) convertible promissory notes and debentures for the balance.

     Concurrent with the closing of the acquisition of Laminaire on October 16, 1997, the Company issued 326,521 shares of its Common Stock to a single investor, the Optimum Fund, for aggregate consideration of $200,000 pursuant to Regulation S under the Securities Act of 1933, as amended.

     Concurrent with the closing of the acquisition of Laminaire, the Company issued convertible debentures (the "Debentures") to three investors in the principal amount of $300,000 pursuant to Regulation S under the Securities Act of 1933, as amended. The Company will pay interest to the holders of the Debenture at the rate of 5% per annum. Interest on the Debentures is payable in cash or Common Stock of the Company, at the Company's discretion. The Debentures, which are unsecured, are convertible into shares of the Company's Common Stock at any time beginning 41 days after the date of issuance, at a price per share equal to the lesser of 70% of the average closing bid price for the five trading days preceding: (i) the date of conversion or (ii) the date of closing, October 16, 1997.

     Concurrent with the closing of the acquisition of Laminaire, the Company issued convertible promissory notes ( the "Convertible Notes") to Norwood Venture Corp. in the principal amount of $500,000 pursuant to Regulation D under the Securities Act of 1933, as amended. The Company is obligated pay interest to the holders of the Convertible Notes at the rate of 10% per annum. The Company's obligations under the Debentures are secured by a first lien (except for an existing lien to secure indebtedness in the principal amount of $50,000) in the Company's accounts receivable and a lien that is second in priority to that of Garay LLC, the seller of the common stock of Laminaire, with respect to the inventory and equipment of the Company and the accounts receivable, inventory and equipment of Laminaire. Laminaire also executed a guaranty in favor of Norwood with respect to the Company's obligations under the Convertible Notes. The Convertible Notes are convertible into shares of the Company's Common Stock at any time at a price per share equal to the lesser of 70% of the average closing bid price for the five trading days preceding (i) the date of conversion or (ii) the date of closing, October 16, 1997. The Company agreed to register the shares of Common Stock issuable upon conversion of the Convertible Note under the Securities Act of 1933, as amended.

     Subsequent to June 30, 1997 but prior to the closing of the Laminaire acquisition, the Company issued convertible debentures (the "First Debentures") to ten investors, in the aggregate principal amount of $1,450,000 pursuant to Regulation S under the Securities Act of 1933, as amended. The Company is obligated to pay interest to the holders of the First Debentures at the rate of 5% per annum. Interest on the First Debentures is payable in cash or Common Stock of the Company, at the Company's discretion. The Company's obligations under $50,000 principal amount of the First Debentures are secured by a lien on the Company's accounts receivable. The First Debentures are convertible into shares of the Company's Common Stock at any time commencing 41 days after the date of issuance, at a price per share equal to the lesser of 70% of the average closing bid price for the five trading days preceding (i) the date of conversion or (ii) the date of closing. In the event that the Debentures are not converted prior to their respective maturity dates, the Company has the option to satisfy its obligations under $50,000 principal amount of the First Debentures on such maturity date by the payment of cash or the issuance of Common Stock at the Conversion Price. Through September 30, 1997, holders of $250,000 principal amount of First Debentures had converted their debentures into 501,252 shares of the Company's Common Stock.

     The Company also borrowed $200,000 from an individual investor. The terms and conditions of such borrowing have not yet been finalized.

     Management believes that the holders of the various convertible notes and debentures will elect to convert all or substantially all of the principal balance  of such  notes.  To the  extent  that a  portion  of  principal  is not converted, the Company will seek a funding source to refinance such indebtedness. No assurance can be given that the Company will be successful in such efforts.


Lack of Credit facilities

     The Company does not have any working capital or other credit facilities. The Company is dependent on revenue from operations and, to date, has satisfied its obligations when due. However, it may require credit facilities or other source of liquidity to meet the needs of its business, particularly in light of the restrictions on the Company's ability to transfer cash generated by Laminaire for other Corporate purposes as long as the First and Second Notes are outstanding. No assurance can be given that it will obtain such financing or, if available, on terms acceptable to the Company.

     The Company is also seeking other complementary business acquisitions, the financing of which is dependent on the Company's ability to locate funding on acceptable terms. No assurances can be given that the Company will be successful in these efforts.


Seasonality

     The demand for the Company's products is not seasonal. However, lengthy stretches of inclement weather can create delays in the performance of some systems contracts.


Recent Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards ("SFAS")

No. 128, "Earnings Per Share'; No. 129, "Disclosure of Information about Capital Structure"; No. 130, "Reporting Comprehensive Income"; and No. 131, "Disclosure about Segments of an Enterprise and Related Information." These new accounting pronouncements are not expected to have a significant impact on the Company. SFAS No. 128 requires the presentation of Basic Earnings Per Share that the Company believes will, in its case, approximate the amounts reported as Primary Earning Per Share. The disclosure requirements in SFAS No. 129 and 130 are not expected to impact the Company's financial statements. The acquisition of Laminaire is expected to result in the Company having to provide segment information in future sets of financial statements.

PART II OTHER INFORMATION

Item 1    Legal Proceedings

          None

Item 2    Changes in Securities

          See Note 3 to the Condensed Financial Statements

Item 3    Defaults on Senior Securities

          None

Item 4    Submission of Matters to a Vote of Shareholders

Item 5    Other Information

          None

Item 6    Exhibits and Reports on Form 8-K

          Exhibits

          10.18  Employment Agreement between the Company and Jon Darcy

          Reports on Form 8-K

          September  3,  1997 - Closing  of  Financing
          Pursuant to Regulation S.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                THERMO-MIZER ENVIRONMENTAL CORP.
                                --------------------------------
                                           (Registrant)




                                /s/ Jon J. Darcy
                                --------------------------------
                                    JON J. DARCY

                                Jon J. Darcy
                                President, Chief Executive Officer and Treasurer (Principal Executive and Financial Officer)



Date: November  14, 1997