Form 10KSB
period 1997-12-31
THERMO-MIZER ENVIRONMENTAL CORP
filed 1998-04-15
CIK 934379

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     (Mark One)


     [_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal period ended December 31, 1997

     [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from July 1, 1997  to December 31, 1997

Commission file number 33-80961-NY

                        THERMO-MIZER ENVIRONMENTAL CORP.
                  (Exact name of small business in its charter)

          Delaware                                           22-2312917
(State or other jurisdiction of incorporation     I.R.S. Employer Identification
or organization)                                              No.)

960 East Hazelwood Avenue, Rahway, NJ                         07065
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code: 732-381-8200

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001;
Redeemable Warrants

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     Issuer's revenues for its most recent six-month fiscal period were $2,887,447. The aggregate market value of common voting stock held by non-affiliates of the Issuer was approximately $4,000,000 computed by reference to the last sale price at which the stock was sold on April 8, 1998 as reported by Nasdaq. As of March 31, 1998,10,691,395 shares of common stock and 1,725,000 redeemable warrants were outstanding.

PART I

ITEM 1. DESCRIPTION OF BUSINESS


     Thermo-Mizer Environmental Corp. (the "Company") was founded in 1978 and has been engaged in various aspects of the energy conservation and environmental control businesses. The Company reincorporated in Delaware in October 1994, at which time it changed its name from Thermo Engineering, Inc. to Thermo-Mizer Environmental Corp. The Company completed an initial public offering ("IPO") of its common stock and redeemable warrants in March 1996.

     Following the completion of its IPO, the Company implemented a strategy designed to (i) enter the markets that appeared to be created or expanded by the adoption of amendments to the Clean Air Act and (ii) introduce new, more advanced versions of its microprocessor based product line used to monitor and control a wide variety of environmental conditions. These efforts ultimately required a greater amount of resources than the Company initially anticipated, thus requiring a change in focus. The Company adopted a strategy of seeking growth by acquiring companies in related markets. In October 1997, the Company completed the first step in that strategy by acquiring Laminaire Corporation ("Laminaire"). Laminaire, located in Rahway, New Jersey, was founded in 1964 and is a manufacturer and distributor of cleanroom products and also assembles a variety of electronic circuit boards. This acquisition marked a fundamental change in the way that The Company's business is conducted by making it a product-driven business rather than a systems-driven business.

Products

     Following the acquisition of Laminaire, the Company operates with four business groups - Cleanroom Manufacturing, Cleanroom Distribution, Electronic Manufacturing and Thermo Control Systems.

Cleanroom Manufacturing ("CM") - The Cleanroom Manufacturing Division's principal products are:

Horizontal Laminar Flow Work Stations

     CS Series Console Slimline Workstation - The purpose of this unit is to provide a Class 100 horizontal laminar flow environment within a work chamber. Class 100 is an industry standard under which there can be no more than 100 particles of material that are greater than .5 microns within one cubic foot of air. A laminar (also known as a unidirectional) flow environment is one in which air flows in a single pass in a single direction in parallel streamlines through an air device or clean zone. This unit is a freestanding self-contained device that functions effectively in controlled and uncontrolled areas wherever clean air is a requirement. The unit can fit through standard doorways, facilitating easy installation. Applications include but are not limited to optical assembly, pharmaceutical preparation, critical sample preparation, microelectronic fabrication, assembly and inspection, and food processing. This device draws in ambient air through a first stage prefilter and then passes this air through a 99.99% efficient High Efficiency Particulate Air ("HEPA") filter that filters out particles down to 0.3 microns.

C Series Console Workstation - Similar in function, purpose, use and design to the CS Series, this unit offers full clearance below a work surface to enable installation of sinks, tanks, plumbing, or any special process equipment. This design requires simple disassembly of the tabletop to fit into standard doorways and also comes in a completely separate isolated tabletop version that is suited to microscope inspection processes in which vibration is a concern.

TS Series Table Mount Workstation - This unit, which is designed to be mounted on an existing workbench or optional base cabinet, has the same function, purpose and applications as the CS Series unit.

NFE Negative Flow Exhausting Work Station - This unit is designed to contain contaminated air in a work chamber by removing gross particulate generated within the work chamber through a process in which air is drawn from the outside environment and across the work surface. The air is then passed through an initial prefilter, and finally through a HEPA filter at the top of the unit. The air is then released back to the outside area. Applications include powder filling and handling, critical sample preparation, and cosmetic weighing.

WM and CRT Series Wall Modules and Cleanroom Tunnels - These units are designed to create clean zones of Class 100 laminar airflow. Multiple units can be joined together to create horizontal flow tunnels. Class 100 airflow is totally displaced throughout the entire tunnel from wall to wall, ceiling to floor, exiting the open end and carrying out entrained particles. These units are used in microelectronic assembly, repair, inspection and fabrication processes and pharmaceutical manufacturing areas.

Vertical Laminar Flow Work Stations

DWS Series Module on Frame and PPWS Wet Process Station - The purpose of this unit is to provide a Class 100 vertical laminar flow environment within the work chamber. A freestanding unit, typically installed over a process station, this unit protects product from outside contamination within a work chamber. The process stations can be of any type that require clean airflow. The PPWS wet process stations, manufactured from stress relieved thermoplastics, are most commonly installed under the units and can incorporate custom designed operations with exhaust capabilities. Applications include microelectronic assembly, inspection, and manufacturing, pharmaceutical processes, hybrid manufacturing, laser research and development, optical assembly, and precision engineering. When used in conjunction with a wet process station, applications include etching and plating processes, semiconductor processing and biomedical manufacturing.

R Series Recirculating Work Station - The purpose of this unit is to provide a Class 100 vertical laminar flow environment within a work chamber and offer recirculating capability to control against cross- contamination within the work chamber. The laminar airflow is passed through a HEPA filter, down through a perforated work surface prefiltered, and recirculated back through the entire unit. The design allows for the addition of make-up air, and positive pressure within the work chamber. Applications are similar to the DWS Series unit without the PPWS.

E Series Exhausting Work Station - The purpose of this unit is to provide a Class 100 vertical laminar flow environment within a work chamber and offer exhausting capabilities. This unit is used when toxic odors and fumes are present. The prefiltered laminar airflow is passed through a HEPA filter, down through a perforated work surface, and exhausted out the top of the unit. A remote exhaust system is required to maintain the correct air balance within the unit. Applications are similar to those of the R Series unit.

PVE Series Exhausting Work Station - The function and purpose of this unit are similar to the E Series unit except that this unit is completely manufactured from stress relieved thermoplastic which prevents corrosion, provides resistance to acids and solvents and has non-conductive properties. It typically incorporates custom designed operations with exhaust capabilities and can accommodate the installation of sinks, special process tanks, heater baths, ultrasonic tanks, and etching tanks. A remote exhaust system is required to maintain the correct air balance within the unit. Applications include microelectronic assembly and manufacturing, pharmaceutical processes, hybrid manufacturing, laser research and development, etching and plating processes, semiconductor processing and chemical cleaning operations.

PFH Series Fume Exhaust Hood - The function, purpose, and applications of this unit are to remove harmful odors and fumes from a work chamber. Properties of this unit are similar to that of the PVE Series. Air is drawn through the front opening, across the tabletop, and exhausted through adjustable baffles at the rear of the hood and up to exhaust collars at the top of the unit.

Personnel Entry Air Showers

ASA Series - This unit is designed to remove surface contamination from personnel entering a clean zone or cleanroom. The unit incorporates high velocity air nozzles, microprocessor technology, timed, controlled sequences, and HEPA filtered air to provide the cleaning process. Applications include all areas of industry where cleanrooms or clean zones are present, such as automobile painting processes, semiconductor assembling and pharmaceutical manufacturing.

LO-Pro Series Modules, Softwall and Hardwall Cleanroom Environments

Lo-Pro(R) Module - The Lo-Pro filter-blower module is designed to act as an independent HEPA filtered source of Class 100 ultra clean unidirectional air. The unit can be placed in existing T-grid ceilings, tool enclosures, hanged from a ceiling, in steel frame or support structures to provide clean work zones. Uses include, but are not limited to, retrofit of existing spaces, cleanroom construction, laser optics, microelectronic manufacturing, semiconductor process tool equipment, pharmaceutical manufacturing, home infusion, aerospace manufacturing, sterile filling and medical device manufacturing.

Lo-Pro(R) PDE Softwall Portable Downflow Environment - This unit, which is designed for areas where hard wall cleanroom construction would not be practical or cost-effective, provides a HEPA filtered portable vertical laminar flow environment. These units are pre-engineered for ceiling coverage of Lo-Pro units, lights and ceiling tiles to provide product isolation or spot coverage over process equipment. The units incorporate steel painted support structure on locking casters enclosed by a vinyl curtain perimeter and provide a continuous downflow purge of Class 100 airflow. Depending on the amount of ceiling filter module coverage, Class 100,000 to Class 10 room classifications can be achieved. Applications are similar to those of the Lo-Pro Series.

Lo-Pro(R) FDE Softwall Fixed Downflow Environment - The function, purpose and uses are similar to the PDE Series unit, however this unit is provided with fixed leveling mounts. Generally, these units are larger in design than those of the PDE Series.

Lo-Pro(R) MDR Hardwall Cleanroom - The purpose of this unit is to provide a vertical HEPA filtered airflow environment in a pre-fabricated hardwall semi-permanent design. These units are pre-engineered for ceiling coverage of Lo-Pro units, lights and ceiling tiles. The MDR features vinyl covered wall panels, pre-hung doors, low side wall return, aluminum T-grid ceiling suspension, windows and HVAC (option) to create Class 100,000 to Class 10 room classifications. Applications are the same as the PDE and FDE Series units.

     CM sells its products through its own salesmen, augmented by independent sales representatives. It competes on the basis of its reputation for timely deliveries and its ability to customize products to meet specific customer requirements. It believes that its principal competitors consist of a variety privately held companies, none of which have a significant segment of the overall marketplace.

Cleanroom Distribution - Cleanroom Distribution ("CD") sells a large variety of disposable items, such as hats, coats, boots and gloves, that are used in cleanroom facilities. All such products are manufactured by others.

     CD sells its products through catalogs and by a direct marketing force that uses telephone sales as its primary tool. CD's typical customer is a facility that requires a small quantity of each item ordered.

     Laminaire has a site on the World Wide Web to communicate principally with customers of CD and CM and provide a convenient means of describing its products, communicate specifications and take orders from its approved customers. Laminaire believes that this means of accessing the entire national market will improve the prospects for increased sales.

Electronic Manufacturing - Electronic Manufacturing ("EM") specializes in small production runs of high end critical components such as precision circuit boards, wire harnesses and control panels. All products are assembled to customer-provided specifications.

     EM sells through a limited direct sales effort, appearances at Job Shop Technology Shows and word of mouth. Its customers tend to be military contractors and high precision manufacturers.

Thermo Control Systems - Thermo Control Systems ("TCS") represents the Company's product group prior to the acquisition of Laminaire. Systems' products are designed to permit users to gather, analyze, summarize, and store data about certain aspects of a physical environment on a real time basis. Users of these products include the pharmaceutical industry and large office buildings. All of TCS' products are microprocessor-based and use the same computer board, proprietary operating system (an operating system owned by and developed for the Company), and input/output circuit board.

     TCS' products all use the same basic technology and can be modified and configured to meet the particular needs of each industry and comply with future regulatory requirements because they are modular in design requiring only the change of specific boards to perform different functions. The applications software runs on many platforms or operating systems of personal computers, including Windows 95 and Windows NT. TCS believes that it can adapt to future changes by revising software and changing the modules.

     TCS current products are designed around a custom interpreter software kernel that has cross platform capabilities. The interpreter enables the software to be transportable to different hardware platforms and be menu driven so that, in many cases, they can be installed without the assistance of a company engineer. Its products can be adapted to different systems, making them cost effective and easy to install and use. When regulatory authorities make changes in regulations, TCS believes that it will be able to respond by modifying the software to adapt the system so a customer can comply with the changes. The operating system is modular in design and therefore flexible in nature. As changes are required the modules can be added, removed or modified easily without effecting the rest of the operating system.

     Each system is comprised of three basic parts. Data gathering is accomplished in the target environment through sensors and analyzers that are hardware devices purchased from other manufacturers. The sensors and analyzers are placed in environmentally-controlled rooms or in exhaust outlets. In the pharmaceutical manufacturing facilities, the sensors and analyzers are placed in the manufacturing area. The analyzers convert the data to electrical signals which are transferred to the microprocessor. Systems' oldest core product, the Thermo-Mizer, is a microprocessor included in all Systems' products which converts the real time data transmitted from the analyzers and sensors to digital form which can then be processed by a computer. The Thermo-Mizer digitizes the data from the analyzers and sensors, performs all the required calculations, prepares the data for storage, formats the data, and transmits the data to a personal computer. The personal computer is used to store the data in a database and generates reports as required or needed.

     The microprocessor used in TCS' products is designed, manufactured, and programmed by TCS. It is comprised of a micro-controller purchased from an outside source, but whose operating system is designed by TCS' software development engineers. Application software is written by TCS' engineers to use the micro-controller in a Thermo-Mizer system. The micro-controller chip is placed on a circuit board designed by TCS with other electronic components. All of TCS' products utilize the same circuit board, micro-controller chip, and electronic components. The manufacturing and testing of circuit boards is done by contract manufacturers (although this work may be performed by Laminaire in the future). TCS' engineers do all final assembly, testing and programming.

     Competition in the market niches in which TCS operates is fragmented. Competition serving the pharmaceutical industry consists of major industrial companies, including Landis & Gyr Powers, Johnson Controls, and Honeywell. Competitors serving the chiller control large office building niche include Carrier, Trane, and York. TCS believes that its competitive advantage is derived from the flexibility of its products which permits users to integrate equipment made by more than one manufacturer. TCS markets its products using a direct sales effort and appearances at tradeshows. These efforts are augmented by use of brochures and printed materials. Large system contracts generally require formal bids. At first, TCS by request submits a proposal. When a customer determines that the products meet the specifications and requirements, TCS then submits a formal bid. The process frequently takes several months.

     TCS sells a limited number of control systems each year. Therefore, each contract comprises a significant percentage of annual sales. The nature of this industry results in revenue and profits being very volatile. Delays or problems (regardless of cause) can result in wide variations in quarterly or annual operating results. TCS has incurred operating losses and realized small gross profit percentages over the past two years. Therefore, TCS is attempting to implement a strategic change in focus away from large systems installation contracts towards smaller, more engineering intensive contracts. Management is also considering combining a modified version of TCS' control technology in certain CM products to give such products a competitive advantage.

Employees

     At March 31, 1998, the Company had 58 employees, of which 12 function as engineers or have degrees in applied science, and three write software. The remaining employees perform administrative, sales and shop assembly responsibilities. The employees are not unionized, and the Company has no collective bargaining agreement.

ITEM 2. FACILITIES

     The Company owns a 47,000 square foot facility having office and manufacturing space in Rahway, New Jersey.

Manufacturing

     Management believes that its sources of equipment, parts and supplies are sufficient as all required parts and components are readily available and can be acquired from alternative sources.

     The Company generally does not commence assembling a system unless it has a contract or a purchase order from the customer. The Company has limited inventory. At March 31, 1998, its backlog was approximately $3,300,000, a substantial portion of which is expected to be completed during 1998, although delays outside of the Company's control may push certain of the work covered by the purchase orders in backlog into 1999.

Research and Development

     Although no precise dollar amount has been determined, the Company will continue to allocate resources to develop and enhance its current products further and the design of complementary products. However, resources will not be expended unless Management believes that there is reasonable likelihood of a short-term return on the expenditure. The Company expenses development costs as incurred. The Company intends to work closely with its customers and prospective customers to determine their requirements and to design enhancements and new products to meet changing customer needs.

     The Company has two patents but relies on its proprietary technology and know-how to maintain or establish competitive position or advantage.

Item 3. LEGAL PROCEEDINGS

     The Company is not a party to any material litigation and is not aware of any pending or threatened litigation that could have a material adverse effect on it or its business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's Common Stock and Redeemable Warrants are quoted on the NASDAQ Small Cap Market under the symbols "THMZ" and "THMZW", respectively, and on the Boston Stock Exchange under the symbols "THM" and "THMW", respectively. Both securities commenced trading on February 27, 1996.

     The table below sets forth the high and low sale prices for the Company's Common Stock and Warrants as reported by NASDAQ:


Quarter Ended                           Common Stock                         Redeemable Warrants
                                          High                   Low               High               Low

March 31, 1996                           $8.00             $ 1 31/64            $ 5 3/8           $ 1 1/4
June 30, 1996                             3.00                 1 3/8              1 1/4               1/8
September 30,1996                      2 11/32                1 1/16                1/2               1/8
December 31, 1996                       2 7/32                 29/32              13/32              3/32
March 31, 1997                          2 3/32                 11/16               9/16              3/32
June 30, 1997                            1 1/4                  7/16               1/14              1/16
September 30, 1997                     1  7/16                 19/32               7/32              1/16
December 31, 1997                       1 1/32                  7/16               7/32              1/32

     The National Association of Securities Dealers, Inc. ("the NASD"), which administers The NASDAQ SmallCap Market, sets the criteria for continued eligibility on The NASDAQ SmallCap Market. In order to continue to be included on The NASDAQ SmallCap Market, a company must maintain $2 million in net tangible assets, a $1 million market value of its public float, two market-makers, at least 300 holders of the Common Stock, 500,000 shares in the public float and a minimum bid price of $1.00 per share. The Company's Common Stock currently trades at less than $1.00 per share and is, therefore, not in compliance with NASDAQ SmallCap Market maintenance requirements. The Company's failure to meet the NASDAQ SmallCap Market's maintenance criteria in the future or future maintenance requirements imposed by the NASDAQ SmallCap Market may result in the discontinuance of the inclusion of its securities on the NASDAQ SmallCap Market. In such event, trading, if any, in the securities may then continue to be conducted in the non-NASDAQ over-the-counter market in what are commonly referred to as the electronic bulletin board and the "pink sheets." As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, the Company would be subject to Rule 15g (the "Rule") promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), which imposes various sales practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale

     There are approximately 1400 stockholders of record of the Company's Common Stock.

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

General

     The Company's operations, prior to the acquisition of Laminaire, had been dominated by systems contracts with customers in the pharmaceutical and chiller control industries. Fluctuations in sales, revenues and operating results can and did occur because of the timing of such contracts since certain larger contracts require greater amounts of vendors' materials and use of subcontractors than do other contracts. Generally, gross margins are lower on those contracts which require the purchase of significant amounts of vendor materials and services compared with contracts which are more engineering or labor intensive. In addition, the Company's engineering staff is capable of serving a significant volume of business. Thus, engineering costs do not fluctuate at the same rate as revenues. This means that if revenues increase, gross profits will increase at a faster rate than revenue. The reverse is true if revenues were to decrease below the breakeven point.

     Because of the Company's historical emphasis on systems sales, a substantial portion of its revenue was derived from a relatively few number of contracts. In general, the Company had less than 50 open contracts in a fiscal quarter of which fewer than ten comprise more than 50 percent of revenues for that quarter. This also means that a small number of customers made up a large percentage of sales. For the six months ended December 31, 1997, sales to two customers accounted for 25% of total sales with individual customers comprising 14% and 11%, respectively, of total sales. For the fiscal year ended June 30, 1997 ("fiscal 1997"), sales to two customers accounted for 31% of total sales with individual customers comprising 17% and 14%, respectively, of total sales. For the fiscal year ended June 30, 1996 ("fiscal 1996"), sales to six customers comprised 87% of total sales (with individual customers comprising 23%, 20%, 13%, 11%, 10% and 10%, respectively, of total sales).

     The Company believes that it is beneficial to implement a strategy designed to reduce its dependence on large contracts by increasing its focus on product sales and service. The acquisition of Laminaire accelerates this strategy because Laminaire is a product-driven business. Because of the acquisition of Laminaire, most historical relationships between costs and revenues set forth below will not be indicative of such relationships in the future.

Results of Operations

Comparison of the Six Months Ended December 31, 1997 to the Six Months Ended December 31, 1996


    Caption                      1997         %          1996         %         Change

Contract and other          $ 2,887,447    100.0%   $   961,000    100.0%   $ 1,926,447
  revenues
Cost of revenues              2,414,766     83.6%     1,043,297    108.6%     1,371,469
Gross profit                    472,681     16.4%       -82,297    -8.6%        554,978
Expenses:
Personnel and related           473,320     16.4%       295,234     30.7%       178,086
  costs
Selling & Administration        712,968     24.7%       447,520     46.6%       265,448
  expenses
Product development costs       121,578      4.2%       125,246     13.0%        -3,668
Total Expenses                1,307,866     45.3%       868,000     90.3%       439,866
Operating income               -835,185    -28.9%      -950,297    -98.9%       115,112
Other-Net                      -878,718    -30.4%      -407,534    -42.4%      -471,184
Income before income         -1,713,903    -59.4%    -1,357,831    -141.3%     -356,072
  taxes
Income Taxes-Net                 -4,499    -0.2%              0      0.0%        -4,499
Net loss                    ($1,718,402)   -59.5%   ($1,357,831)   -141.3%  ($  360,571)

     The information presented is not comparable because the 1997 amounts include the results of Laminaire's operations from the date of acquisition. Laminaire, therefore, contributed sales of $1,762,578 and gross profits of $405,569 to the consolidated results for this period. Substantially all of the contribution towards corporate and joint overheads came from the Laminaire operations. The Company did not begin to realize fully the benefits of the Laminaire acquisition in 1997 because the two entities did not combine their operations into a single facility until January 1998. Additional time will also be needed to fully integrate systems and strategies. The Company's traditional business continued to be adversely impacted by (i) the sales level being insufficient to cover all overheads and (ii) a small number of loss contracts. These contracts, which were closed in March 1998 resulted in TCS reporting little or no gross margin for the past eighteen months. In anticipation of the Laminaire acquisition the direct work force of TCS was adjusted to reflect the level of contract in its backlog.

     As part of its restructuring following the Laminaire acquisition, the Company has implemented or plans to implement certain changes in its operating procedures, including:

Combining all operations into a single facility in Rahway, New Jersey.

Limiting its bidding activities for TCS Contracts to potential contracts in which TCS anticipates having a commercial technical advantage over its competition. The Company has also instituted new management review procedures required for all proposals.

Centralizing the purchasing effort and instituting new inventory controls.

Determining how best to incorporate Thermo technology into Laminaire products to give such products a competitive advantage.

     Certain of these initiatives will require time to implement. Management will assess each aspect of the Company's operations carefully and will take steps to discontinue or eliminate any operation that does not make a positive contribution towards general overheads. Laminaire's low margin distribution line was discontinued in March 1998. That division contributed sales, on an annualized basis, of approximately $1,500,000 but generated gross margins of only about $50,000.

     Management believes that controls are in place to minimize the risk of incurring significant losses on individual contracts or projects, although no assurances can be given that no such losses will occur. The Company believes that operating losses are likely for the first two quarters of 1998, although the cash impact of such losses are likely to be less than those incurred over the immediately prior quarters. A substantial portion of the Company's backlog will be performed during the third and fourth quarters of 1998.

     The results of operations for 1997 were also adversely affected by the impact of (i) amortizing the debt discount associated with the favorable conversion feature of the debt issued to finance the acquisition of Laminaire and the accrual of the remaining lease liability associated with the Company's rented facility in Ridgefield, New Jersey. These two matters resulted in noncash charges of approximately $778,000. In addition, the Company incurred public relations expenses of $239,580, which were also noncash in nature. The results of operations in 1996 also reflect the impact of nonrecurring matters which are described in Note 10 to the Consolidated Financial Statements.

Results of Operations
Comparison of Fiscal 1997 to 1996


 Caption                                          1997               %           1996              %          Change             %
Contract and other                             $2,351,191                    $2,125,959                      $225,232          10.6%
   revenues
Cost of revenues                                2,099,873          89.3%      1,437,682          67.6%        662,191          46.1%

Gross profit                                      251,318          10.7%        688,277          32.4%       -436,959        -63.5%
Expenses:
Personnel and related                             524,401          22.3%        246,489          11.6%        277,912        -63.5%
costs
Selling and                                       897,839          38.2%        417,686          19.6%        480,153        -63.5%
administrative
Product development costs                         221,429           9.4%        169,667           8.0%         51,762          30.5%
Occupancy costs                                    32,955           1.4%         38,333           1.8%         -5,378        -14.0%
Total                                           1,676,624          71.3%        872,175          41.0%        804,449           2.9%
Operating income                               -1,425,306         -60.6%       -183,898          -8.7%     -1,241,408
Nonoperating expenses -                          -478,653         -20.4%         15,117           0.7%       -493,770
 net
Loss before income taxes                       -1,903,959         -81.0%       -168,781          -7.9%     -1,735,178
Income taxes - net                                -19,207          -0.8%        -55,643          -2.6%        -74,850
Net loss                                      ($1,923,166)        -81.8%      ($113,138)         -5.3%    ($1,810,028)

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

     The Company believed that it would begin to realize the benefits of these investments during fiscal 1997. However, operations for fiscal 1997 were adversely impacted by two sets of circumstances. First, certain of the Company's principal customers significantly and unexpectedly reduced their capital spending. These cutbacks resulted in the Company's actual volume of work for the period being significantly below the level planned and was insufficient to cover its overhead despite the fact that the Company increased its selling efforts and augmented its marketing resources that resulted in a significant increase in its bidding and proposal activity. Secondly, the Company introduced a new product in fiscal 1997 and performed two major contracts that incorporated such product. The Company required longer than expected to identify and correct certain problems which arose in connection with the operation of this new product which resulted in it incurring a substantial loss during the period on one of these contracts and significantly reduced margins on the other. The loss was caused because significant amounts of engineering labor and subcontractor assistance was required on these jobs to analyze and address the problems. Throughout fiscal 1997, the Company did not make a meaningful penetration into the targeted CEM business or obtain significant contracts from new customers despite increased marketing efforts.

     In January 1997, the Company made certain reductions in its workforce to permit it to approach breakeven at lower levels of sales activity. The Company also believes that it has identified the problems in its new product. Nevertheless, the Company did not receive a sufficient quantity of new orders and contracts to permit its traditional core business to operate at a profitable level. In addition, there are prepaid expenses of $183,334 associated with a public relations program. A substantial portion of such prepaid amount was amortized during the six months ended December 31, 1997.

     The Company's strategy is to reduce its dependence on large contracts by increasing its focus on product sales. No assurance can be given that the Company will be successful in these efforts. However, in October 1997 the Company acquired Laminaire (see Note 1 to "Notes to Financial Statements" and "Liquidity and Capital Resources" below). Management believes that the acquisition of Laminaire, a product-driven manufacturer and distributor of clean room products which also produces a variety of electronic circuit boards and had annual sales in excess of $6,000,000, represents a critical element in its effort to make this transition and stabilize its financial condition. A significant portion of its management, marketing and technical resources will be focused towards integrating and, where possible, expanding and enhancing the Laminaire business. This refocusing may result in a transition away from the Company's core niches and contract orientation.

     Operating expenses are not comparable between periods because fiscal 1997 includes the costs associated with. (i) expanding the Company's software development capabilities, (ii) hiring new financial, engineering, sales and marketing professionals, (iii) conducting a sophisticated analysis of the Company's marketplace, (iv) acquiring the rights to certain new products which fit well into the Company's overall strategy and (v) significant public relations and other "public company" related costs. The costs associated with being a public company include public relations costs, additional insurance, professional fees, shareholder and board of director costs. The financial public relations costs included in "Selling and administrative" amounted to $150,633. There were substantially fewer such costs incurred in fiscal 1996. The Company also hired several new engineers and incurred the customary time and costs associated with training.

     Product development costs increased because the Company hired four engineers who devote a significant portion of their time to developing or enhancing software and other new products and enhancements to existing products. In addition, significant development efforts were necessary in connection with the problems encountered with a newly-introduced product.

     In addition, operating results were significantly impacted by several transactions which took place during the fiscal year ended June 30, 1997 and related to the engagement of a public relations and acquisition consultant, the issuance of nonqualified stock options and the cancellation of the Underwriting Agreement with Nationwide Securities, Inc. Management believes that each of these expenditures and transactions had the potential to contribute positively to future shareholder value, although no assurance thereof can be given. There were no similar investments or transactions during the fiscal year ended June 30, 1996. A detailed listing and description of these charges, which include noncash items aggregating approximately $247,000, is set forth in Note 10 to the Consolidated Financial Statements included elsewhere herein. Management does not anticipate incurring similar charges in the future

     The Company has established reserves for the entire benefit associated with the unused income tax loss carryforwards because the Company must realize income in the future to utilize such carryforwards.

Comparison of Fiscal 1996 to 1995

     As described elsewhere herein, the Company completed an initial public offering of its common stock and warrants in March 1996. Thereafter, it commenced implementing a strategy designed to make it a product and service, rather than a systems-driven business. This strategy required it to make a variety of investments in human resources, management systems and product development which negatively impacted earnings following the closing of the public offering and continued to impact earnings during fiscal 1997. The Company believes that it will begin realizing the benefits from these investments during the second half of fiscal 1997, although no assurances thereof can be given.

     A comparison of activity between fiscal 1996 and 1995 is as follows:

Caption                                  1996                    %             1995                    %               Change

Contract and other revenues          $2,125,959                            $2,548,660                                 $-422,701
Cost of revenues                      1,437,682                0.676        1,661,470                0.652             -223,788
Gross profit                            688,277                0.324          887,190                0.348             -198,913
Expenses:
 Personnel and related costs            246,489                0.116          233,110                0.091               13,379
 Administration expenses                304,057                0.143          180,039                0.071              124,018
 Product development costs              169,667                0.080          197,978                0.078              -28,311
 Selling expenses                       113,629                0.053           68,344                0.027               45,285
 Occupancy costs                         38,333                0.018           39,593                0.016               -1,260
 Total Expenses                         872,175                0.410          719,064                0.282              153,111
Operating Income (Loss)                -183,898               -0.087          168,126                0.066             -352,024
Interest-Net                             15,117                0.007           42,572                0.017               57,689
Income before income taxes             -168,781               -0.079          125,554                0.049             -294,335
Income Taxes-Net                         55,643                0.026           30,874                0.012               86,517
Net Income (Loss)                     $-113,138               -0.053          $94,680                0.037            $-207,818

     Sales decreased by $422,701 (or 16.6%)in fiscal 1996 compared to fiscal 1995 because (i) a portion of a major contract expected to be completed in fiscal 1996 was delayed by the customer such that it was substantially completed in fiscal 1997; (ii) service revenues declined by $30,200; (iii) two large pharmaceutical customers had unexpected temporary moratoriums on capital expenditures and (iv) there was a decrease in the number of smaller jobs. The Company engaged a new national sales manager, as well as two salesmen, to solicit new business in a more aggressive way in fiscal 1997 and thereafter.

     Cost of sales decreased by $224,788 (or 13.5%) in fiscal 1996 compared with fiscal 1995. The decrease resulted from the decrease in sales. Cost of sales, as a percentage of sales, increased to 67.6% in fiscal 1996 from 65.2% in fiscal 1995 principally because the contracts undertaken in fiscal 1996 were more material intensive than were those in fiscal 1995. Material and outside purchases constituted 27% of cost of sales in fiscal 1996 compared with 20% in fiscal 1995. A substantial portion of this change relates to one large hospital contract in progress. Material-intensive contracts are generally less profitable than are engineering- intensive contracts.

     The major changes in selling, general and administrative expenses during fiscal 1996 compared with fiscal 1995 relate to: administrative expenses ($124,018) and selling expenses ($153,111). Administrative expenses increased principally because of (i) amortization of the consulting agreement associated with the underwriter ($38,700), expenses of financial public relations ($23,224), increased insurance costs principally caused by director and officer liability insurance ($23,647), and increased accounting and director costs caused by being a public company ($47,784). These increases were partially offset by decreases in software and other office costs. The increase in selling expenses was principally caused by costs of a comprehensive marketing survey ($29,516) and the costs of attending tradeshows ($22,433). As stated above, the Company has hired additional finance, marketing, sales and engineering personnel in order for it to implement its strategic plan. Most of these individuals were hired during the fourth quarter of fiscal 1996 or early in the first quarter of fiscal 1997. Thus, the impact of their salaries on operations was greater in fiscal 1997 than is reflected in fiscal 1996 results.

     The change in interest-net is a direct result of the Company realizing interest income of $43,092 in fiscal 1996 because it invested the proceeds from its initial public offering in time deposits.

     The income tax benefit in fiscal 1996 relates to the amount of income taxes that are recoverable from the carryback of the net operating loss incurred in fiscal 1996.

Liquidity and Capital Resources

     On October 16, 1997, the Company acquired all of the outstanding shares of Common Stock of Laminaire Corporation ("Laminaire") from Garay LLC for a purchase price of $3,200,000, subject to adjustment based on Laminaire's operating performance during the period immediately prior to the acquisition. Laminaire, based in Rahway, New Jersey, manufactures and distributes cleanroom products and also produces a variety of electronic circuit boards. Garay LLC is an affiliate of Charles Garay, who became a director of the Company following the acquisition of Laminaire. The purchase price consisted of a cash payment of $1,000,000, a convertible promissory note in the principal amount of $2,200,000 (the "First Note") and a promissory note with a principal amount to be determined (the "Second Note").

First , Second and Third Notes - The First Note bears interest at the rate of 10% per annum and is payable in 60 equal monthly installments principal and interest of $33,830 commencing November 16, 1997 with a final payment of principal of $1,000,000 due on October 16, 2002. The First Note is convertible into shares of Common Stock at a conversion price per share equal to $1. The First Note becomes convertible for a period of two years commencing April 16, 1998 in amounts not exceeding $500,000 for each four month period. The Second Note will be in a principal amount equal to the difference between (a) the Stockholders' Equity (as defined) of Laminaire as of September 30, 1997 minus $200,000 minus (b) the Stockholders' Equity of Laminaire as of September 30, 1996. In the event that the adjustment to the purchase price is negative, the principal amount of the First Note will be reduced by such amount. The Second Note, which bears interest at the rate of 15% per annum, was to be due on March 31, 1998; however, the final principal amount of the Second Note has not yet been determined.

     In conjunction with the acquisition of Laminaire, the Company issued a promissory note to Charles Garay in the principal amount of $90,479 (the "Third Note"). The Third Note, and all accrued interest at the rate of 15% per annum, is due May 13, 1998.

     The Company's obligations under the First, Second and Third Notes are secured by first priority security interests in the real property and all tangible and intangible personal property, including inventory and accounts receivable, of Laminaire and the inventory and equipment of the Company and a subordinate security interest in the accounts receivable of the Company. The subordinate security interest is subordinate to the interests of the holders of convertible debentures and convertible promissory notes in the principal amount of $500,000. The security agreements underlying the First, Second and Third Notes also contain restrictions on the Company's ability to transfer cash from Laminaire and require the Company to comply with various financial ratios.

     In conjunction with the acquisition of all of the outstanding common stock of Laminaire, the Company paid all of Laminaire's obligations, amounting to approximately $1,100,000, to Corestates National Bank ("Corestates") under a mortgage secured by Laminaire's interest in its real property and building located in Rahway, New Jersey. Laminaire has used the building as its principal office and manufacturing facility. The Company anticipates continuing Laminaire's operations at such location and relocated the Company's principal executive offices from Ridgefield, New Jersey to the Laminaire facility in Rahway, New Jersey.

Laminaire's operations are currently generating sufficient cash flow to service the First and Second Notes, although no assurances can be given that this trend will continue for the term of the First and Second Notes.

Other Financings - The funds in excess of those provided by the issuance of the notes to Garay LLC utilized by the Company to purchase the common stock of Laminaire and satisfy Laminaire's obligations to Corestates were obtained from the issuance of (i) Common Stock of the Company for aggregate consideration of $200,000 and (ii) convertible promissory notes and debentures for $2,300,000.

     Subsequent to June 30, 1997 but prior to the closing of the Laminaire acquisition, the Company issued convertible debentures (the "First Debentures") to ten investors, in the aggregate principal amount of $1,450,000 pursuant to Regulation S under the Securities Act of 1933, as amended, (the "Securities Act"). Concurrent with the closing of the acquisition of Laminaire on October 16, 1997, the Company also issued 326,521 shares of its Common Stock to a single investor for aggregate consideration of $200,000 pursuant to Regulation S under the Securities Act and issued convertible debentures (the "Debentures") to three investors in the principal amount of $300,000 pursuant to Regulation S under the Securities Act. The Company will pay interest to the holders of the Debenture at the rate of 5% per annum. Interest on the Debentures is payable in cash or Common Stock of the Company, at the Company's discretion. The Debentures, which are unsecured, are convertible into shares of the Company's Common Stock at any time beginning 41 days after the date of issuance, at a price per share equal to the lesser of 70% of the average closing bid price for the five trading days preceding: (i) the date of conversion or (ii) the date of closing, October 16, 1997. Through March 31, 1998, an aggregate of $1,312,500 of the principal amount of the Debentures have been converted into 7,119,807 shares of Common Stock.

     Concurrent with the closing of the acquisition of Laminaire, the Company issued a convertible promissory note (the "Convertible Note") to Norwood Venture Corp. in the principal amount of $500,000 pursuant to Regulation D under the Securities Act. The Company is obligated pay interest to the holders of the Convertible Note at the rate of 10% per annum. The Company's obligations under the Convertible Note are secured by a first in the Company's accounts receivable and a lien that is second in priority to that of Garay LLC, the seller of the common stock of Laminaire, with respect to the inventory and equipment of the Company and the accounts receivable, inventory and equipment of Laminaire. Laminaire also executed a guaranty in favor of Norwood with respect to the Company's obligations under the Convertible Note. The Convertible Note is convertible into shares of the Company's Common Stock at any time at a price per share equal to the lesser of 70% of the average closing bid price for the five trading days preceding (i) the date of conversion or (ii) the date of closing, October 16, 1997. The Company agreed to register the shares of Common Stock issuable upon conversion of the Convertible Note under the Securities Act. In addition, the Company is obligated to pay Norwood $10,000 per month commencing January 16, 1998 until such shares of Common Stock are registered under the Securities Act.

     The Company also borrowed $200,000 from an individual investor in September 1992. The terms and conditions of such borrowing have not yet been finalized.

     To the extent that a portion of principal of the Convertible Note and Debentures is not converted, the Company will seek a funding source to refinance such indebtedness. No assurance can be given that the Company will be successful in such efforts.

Lack of Credit Facilities - The Company does not have any working capital or other credit facilities. The Company is dependent on revenue from operations and, to date, has satisfied its obligations when due. However, it may require credit facilities or other source of liquidity to meet the needs of its business, particularly in light of the restrictions on the Company's ability to transfer cash generated by Laminaire for other Corporate purposes as long as the First and Second Notes are outstanding. No assurance can be given that it will obtain such financing or, if available, on terms acceptable to the Company.

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

New Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share"; No. 129, " Disclosure of Information about Capital Structure"; No. 130, "Reporting Comprehensive Income"; and No. 131, "Disclosure about Segments of an Enterprise and Related Information." These new accounting pronouncements are not expected to have a significant impact on the Company. SFAS No. 128 requires the presentation of Basic Earnings Per Share that the Company believes will, in its case, approximate the amounts reported as Primary Earning Per Share. The disclosure requirements in SFAS No. 129 and 130 are not expected to impact the Company's financial statements. The acquisition of Laminaire Corporation is expected to result in the Company having to provide segment information.

Item 7. FINANCIAL STATEMENTS

     The consolidated financial statements are filed as part of this Annual Report on Form 10-KSB.

Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None. The Company has not had any disagreements with its independent auditors regarding the presentation of its financial statements or the application of any Generally Accepted Accounting Principles.

PART III.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     The executive officers and directors of the Company are as follows:


Name                                   Age            Position with Company

Edward A. Sundberg                     50             Chairman of the Board
Jon J. Darcy                           50             President and Director
Gerard M. Gallagher                    62             Chief Financial Officer
Edward A. Heil                         47             Director
K. Ivan F. Gothner                     39             Director
Charles J. Garay                       58             Director
Steven W. Schuster                     43             Secretary

     All Directors hold office until the completion of their term of office, which is not longer than three years, or until their successors have been elected. The Company has a staggered Board of Directors. Mr. Garay's term expires in 1998. The terms of Messrs. Heil and Gothner expire in 1999. The terms of Messrs. Darcy and Sundberg expire in 2000. All officers are appointed annually by the Board of Directors and, subject to existing employment agreements, serve at the discretion of the Board.

     The Board of Directors has an Audit Committee, Finance, Operating and Compensation Committee. The Audit Committee reviews the results and scope of the audit and other services provided by the Company's independent auditors, reviews and evaluates the Company's internal audit and control. The Finance Committee, established in February 1998, oversees the Company's treasury function. The Operating Committee, established in February 1998, reviews and establishes the Company's strategies, goals and direction.

Background of Executive Officers and Directors

     Jon J. Darcy co-founded the Company in 1978 and has been an executive with it since inception and President since 1987. He has a Bachelor of Science degree from the State University of New York Maritime College.

     Edward A. Sundberg has been President of ConsultAmerica, Inc., a business-consulting firm, since 1992. From 1989 to 1992, he was Executive Vice President of ISS International Service Systems, Inc. Mr. Sundberg holds a Bachelor of Science degree from the United States Naval Academy and a Master of Business Administration from Boston University.

     Edward A. Heil is a certified public accountant and a managing director, since January 1992, in Independent Network Group, Inc., a financial consulting firm. From 1984 through December 1991 he was a partner in the accounting firm, Deloitte & Touche, LLP. From 1973 to 1984 he was employed in various professional capacities by Deloitte & Touche, LLP. Mr. Heil holds Bachelor of Arts and Master of Business Administration degrees from New York University.

     K. Ivan F. Gothner has been a Managing Director of The Adirondack Group LLC, a financial consulting firm, since March 1997. Prior thereto, he was employed as a managing director of First United

Equities, Inc., a broker-dealer that is a member of the National Association of Securities Dealers, Inc., since August 1995. He was President of Breasy Medical Equipment (US), Inc. from October 1994 to August 1995. From January 1993 through September 1994 he was General Partner of Adirondack Partners, LP. From 1990 to 1992 he was a Senior Vice President at Barclays Bank of New York. Prior thereto, he was a Senior Vice President at Kleinwort Benson Limited, an investment banking firm. Mr. Gothner holds Bachelor of Arts and Master of Arts degrees from Columbia University. Mr. Gothner is also a director of The Ashton Technology Group, Inc., a publicly-traded company headquartered in Philadelphia.

     Charles J. Garay, the founder of Laminaire became a member of the Board of Directors in October 1997 upon the completion of the Laminaire acquisition. From 1968 to October 1997 he was President and Chief Executive Officer of Laminaire. Mr. Garay attended Rutgers University.

     Gerard M. Gallagher became Chief Financial Officer of the Company in February 1998. For the preceding five years, he served as an independent consultant to a variety of businesses. He is a graduate of Iona College.

     Steven W. Schuster has been secretary of the Company since July 1996. He is a member of McLaughlin & Stern, LLP, counsel to the Company, since 1995. Mr. Schuster has practiced corporate and securities law for the past 18 years. He received a Bachelor of Arts degree from Harvard University and a Juris Doctorate from New York University. Mr. Schuster is a director of ACTV, Inc., an interactive television company.

     Outside directors receive $4,000 per year plus $350 per meeting as compensation for serving on the Board of Directors. All Directors are reimbursed by the Company for expenses incurred in attending Directors' meetings. Firms associated with outside directors and the Company's Secretary received an aggregate of $217, 675 (principally for professional fees associated with the acquisition of Laminaire and the negotiation of the financing therefor, and in the case of Mr. Schuster, legal services). In addition, the directors (including Mr. Darcy) who served as of October 15, 1997 each received options to purchase up to 100,000 shares of common stock at an exercise price equal to the average conversion price of convertible debentures converted between the period January 1, 1998 and April 15, 1998. Mr. Schuster received an option to purchase 50,000 shares. Each option also includes the right to purchase two Class A Redeemable Warrants at a price of $.05 per warrant. These options become exercisable on April 16, 1998 and remain exercisable for a period of five years thereafter.

Item 10. EXECUTIVE COMPENSATION

     The following tabulation shows the total compensation paid by the Company to its executive officers for the fiscal years ended June 30, 1996, June 30, 1997 and the transition fiscal year ended December 31, 1997.

                                                                               Long Term
                                                                           Compensation Awards                Payouts
                                                                           -------------------                -------
                                          Annual Compensation (1)
                                          -----------------------
Name and                                                  Other Annual       Restricted Stock     Options/   LTIP       All Other
Principal Position            Year       Salary   Bonus   Compensation            Awards ($)       SARs      Payouts    Compensation
------------------            ----       ------   -----   ------------       ---------------       ----      -------    ------------
Jon J. Darcy         1997 (6 mos.)      $71,170                $4,000              (a)             (a)         (a)             --
                              1997      123,000                8,000               (a)             (a)         (a)             --
                              1996      123,000                8,000               (a)             (a)         (a)             --

In fiscal 1996, Mr. Darcy received options to purchase 95,000 shares at an exercise price of $.83 per share, the market price of the shares on the date of issuance. In October 1997, Mr. Darcy received options to purchase up to 100,000 shares of common stock at an exercise price equal to the average conversion price of convertible debentures converted between the period January 1, 1998 and April 15, 1998. Each option also includes the right to purchase two Class A Redeemable Warrants at a price of $.05 per warrant. These options become exercisable on April 16, 1998 and remain exercisable for a period of five years thereafter.

     No other employee or officer received annual compensation of as much as $100,000.

     In October 1997, the Company entered into Memorandums of Understanding with three directors under which firms with which they are associated receive fees for consulting services performed. The fees specified are $10,000 per month for firms associated with Messrs. Heil and Sundberg and $4,000 per month for a firm associated with Mr. Gothner.

     The Board of Directors has established a compensation committee comprised of outside directors to review compensation matters as well as any new employment contracts. The Company has a health and disability plan and a 401(k) plan for its employees.

Employment Agreements

     In July 1997, the Company entered into a three-year employment agreement with Jon J. Darcy, President of the Company, under which he will receive an annual salary of $135,000, $ 145,000 and $155,000, respectively, during each of the three fiscal years in the period ended June 30, 2000. The contract also provides for the issuance of stock options based on the achievement of specified operating performance, the use of a car and that the Board of Directors may award Mr. Darcy bonuses and other incentive compensation as it deems appropriate, based upon the Company's operating performance or other reasonable criteria and includes a restrictive covenant limiting Mr. Darcy's ability to obtain employment with a competitor or potential competitor.

     In June 1996, the Company entered into three-year employment agreements with three software engineers under which it is obligated to pay annual salaries of $60,000 to each such engineer. The agreements contain covenants-not-to-compete and confidentiality agreements, as well as provisions for severance pay if the Company terminates any or all such agreements for other than cause.

     The Company is obligated under contracts with two Laminaire executives to pay annual salaries aggregating $220,000. Such contracts are cancelable with 30 days notice but require severance payments for periods ranging from six to nine months.

Stock Option Plan

     The Thermo-Mizer Environmental Corp. 1996 Stock Incentive Plan (the "Plan"), which expires ten years from the date adopted, enables the Company to grant incentive stock options, nonqualified options and stock appreciation rights ("SARs") for up to 500,000 shares of the Company's Common Stock. Incentive stock options granted under the Plan must conform to applicable Federal income tax regulations and have an exercise price not less than the fair market value of shares at the date of grant (110% of fair market value for ten percent or more stockholders). Other options and SARs may be granted on terms determined by a committee of the Board of Directors. As of December 31, 1997, there were 288,000 options outstanding under the Plan, all with an exercise price of $1 per share.

Item 11. SECURITY OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock at March 31, 1998 by (i) each person known by the Company to own, directly or beneficially, more than 5% of the Company's Common Stock at such date (assuming that all shares issued to such persons are still held by them), (ii) each of the Company's directors, and (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

NAME AND ADDRESS OF                           NUMBER OF           PERCENT Of
 BENEFICIAL OWNER (6)                  SHARES OWNED (5)          SHARES OWNED (4)


Jon J. Darcy(1)                               539,750                5.1

Edward Sundberg                                 1,500                 --

Edward A. Heil(2)                                  --                 --

K. Ivan F. Gothner                                 --                 --

Charles J. Garay                                   --                 --

Gerard M. Gallagher                                --                 --

Steven W. Schuster(3)                          17,000                 --

David Morgenstern                             609,488                5.7

Norwood Venture Group(4)                    2,083,333               16.3

Austost Anstalt Schaan(4)                   1,693,535               14.9

UFH Endowment(4)                            1,678,780               14.8

Arcadia Mutual Fund Co., Inc(4)             3,021,354               27.1

Directors and Officers As a Group             558,250                5.2

1. Excludes 441,543 shares held in three trusts for Mr. Darcy's children over which Mr. Darcy disclaims beneficial ownership.


2. Excludes 80,000 shares owned by a company in which Mr. Heil is managing director. Mr. Heil disclaims beneficial ownership thereof.

3. Excludes 41,000 shares held by the law firm in which Mr. Schuster is a partner. Includes 15,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $.10 per share.

4. Excludes the assumed conversion of warrants and options which have exercise or conversion prices in excess of the current market price. Assumes that convertible debt having an aggregate principal amount of $1,187,500 will be converted at a price of $.24 per share. Includes the issuance of 2,083,333 shares of Common Stock to Norwood Venture Group upon conversion of a promissory note in the principal amount of $500,000; the issuance of 687,500 shares of Common Stock to each of UFH Endowment, and Austost Anstalt Schaan and the issuance of 447,917 shares of Common Stock to Arcadia Mutual Fund Co., Inc. upon conversion by each entity of $165,000 outstanding principal amount of convertible debentures.

5. Excludes all options held by the respective individuals which have exercise prices above the current market price or which are not redeemable.

6. The address for each officer or director listed above is 960 East Hazelwood Avenue, Rahway, New Jersey 07065.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On October 16, 1997, the Company acquired all of the outstanding shares of Common Stock of Laminaire from Garay LLC for a purchase price of $3,200,000, subject to adjustment based on Laminaire's operating performance during the period immediately prior to the acquisition. Garay LLC is an affiliate of Charles Garay, who became a director of the Company after the acquisition of Laminaire was completed. The purchase price consisted of a cash payment of $1,000,000, a convertible promissory note in the principal amount of $2,200,000 (the "First Note") and a promissory note with a principal amount to be determined (the "Second Note").

First Note, Second and Third Notes - The First Note bears interest at the rate of 10% per annum and is payable in 60 equal monthly installments of principal and interest of $33,830 commencing November 16, 1997 with a final payment of principal of $1,000,000 due on October 16, 2002. The First Note is convertible into shares of Common Stock at a conversion price per share equal to $1 per share. The First Note becomes convertible for a period of two years commencing April 16, 1998 in amounts not exceeding $500,000 for each four month period. The holder of the First Note is entitled to demand registration of the Common Stock issuable upon conversion of the First Note on one occasion at the Company's expense commencing April 16, 1999 and is also entitled to piggyback registration for such shares of Common Stock with respect to any registration statement filed by the Company with the exception of a registration statement to be filed in connection with any of the securities issued in connection with obtaining the financing for the Company's acquisition of Laminaire.

     The Second Note will be in a principal amount equal to the difference between (a) the Stockholders' Equity (as defined) of Laminaire as of September 30, 1997 minus $200,000 minus (b) the Stockholders' Equity of Laminaire as of September 30, 1996. In the event that the adjustment to the purchase price is negative, the principal amount of the First Note will be reduced by such amount. The Second Note, which bears interest at the rate of 15% per annum, was to be due on March 31, 1998; however, the final principal amount thereof has not yet been determined.

     In conjunction with the acquisition of Laminaire, the Company issued a promissory note to Charles Garay in the principal amount of $90,479 (the "Third Note"). The Third Note, and all accrued interest at the rate of 20% per annum, is due May 13, 1998.

     The Company's obligations under the First and Second Notes are secured by first priority security interests in the real property and all tangible and intangible personal property, including inventory and accounts receivable, of Laminaire and the inventory and equipment of the Company and a subordinate security interest in the accounts receivable of the Company. The subordinate security interest is subordinate to the interests of the holders of convertible debentures and convertible promissory notes in the principal amount of $500,000. The agreements underlying First and Second Notes also contain restrictions on the Company's ability to transfer cash from Laminaire and require the Company to comply with various financial ratios.

     During the six months ended December 31, 1997 and the fiscal years ended June 30, 1997 and 1996, the Company paid professional, consulting and legal fees amounting to $217,675 (of which $126,180 relates to the acquisition of Laminaire or obtaining the financing therefor); $332,953(of which $153,924 relates to the acquisition of Laminaire or obtaining the financing therefor) and $97,095 (of which $40,220 relates to services associated with the initial public offering) to directors or firms related to directors or officers. The law firm in which the Company's Secretary is a partner also received 41,000 shares of common stock in satisfaction of fees owed in fiscal 1997.

     In October 1997, the Company entered into Memorandums of Understanding with three directors under which firms with which they are associated receive fees for consulting services performed. The fees specified are $10,000 per month for firms associated with Messrs. Heil and Sundberg and $4,000 per month for a firm associated with Mr. Gothner.

     Subsequent to June 30, 1997 but prior to the closing of the Laminaire acquisition, the Company issued convertible debentures (the "First Debentures") to ten investors, in the aggregate principal amount of $1,450,000 pursuant to Regulation S under the Securities Act of 1933, as amended, (the "Securities Act"). Concurrent with the closing of the acquisition of Laminaire on October 16, 1997, the Company also issued 326,521 shares of its Common Stock to a single investor for aggregate consideration of $200,000 pursuant to Regulation S under the Securities Act and issued convertible debentures (the "Debentures") to three investors in the principal amount of $300,000 pursuant to Regulation S under the Securities Act. Arcadia Mutual Fund Co., Inc. purchased Debentures in the aggregate principal amount of $500,000. Austost Anstalt Schaan purchased Debentures in the aggregate principal amount of $325,000. David Morgenstern purchased Debentures in the aggregate principal amount of $100,000. UFH Endowment Ltd. purchased Debentures in the aggregate principal amount of $325,000. The Company will pay interest to the holders of the Debenture at the rate of 5% per annum. Interest on the Debentures is payable in cash or Common Stock of the Company, at the Company's discretion. The Debentures, which are unsecured, are convertible into shares of the Company's Common Stock at any time beginning 41 days after the date of issuance, at a price per share equal to the lesser of 70% of the average closing bid price for the five trading days preceding: (i) the date of conversion or (ii) the date of closing, October 16, 1997. Through March 31, 1998, an aggregate of $1,562,500 of the principal amount of the Debentures have been converted into 7,621,059 shares of Common Stock.


     Concurrent with the closing of the acquisition of Laminaire, the Company issued a convertible promissory note (the "Convertible Note") to Norwood Venture Corp. in the principal amount of $500,000 pursuant to Regulation D under the Securities Act. The Company is obligated pay interest to the holders of the Convertible Note at the rate of 10% per annum. The Company's obligations under the Convertible Note are secured by a first in the Company's accounts receivable and a lien that is second in priority to that of Garay LLC, the seller of the common stock of Laminaire, with respect to the inventory and equipment of the Company and the accounts receivable, inventory and equipment of Laminaire. Laminaire also executed a guaranty in favor of Norwood with respect to the Company's obligations under the Convertible Note. The Convertible Note is convertible into shares of the Company's Common Stock at any time at a price per share equal to the lesser of 70% of the average closing bid price for the five trading days preceding (i) the date of conversion or (ii) the date of closing, October 16, 1997. The Company agreed to register the shares of Common Stock issuable upon conversion of the Convertible Note under the Securities Act. In addition, the Company is obligated to pay Norwood $10,000 per month commencing January 16, 1998 until such shares of Common Stock are registered under the Securities Act.

PART IV Exhibits and Reports on Form 8-K

a.   Exhibits

INDEX TO EXHIBITS


1.1 Release Agreement among Nationwide Securities, Inc. (and its affiliates) and Thermo-Mizer Environmental Corp.(1)

2. Plan of Merger for Thermo Engineering, Certificate of Ownership and Merger, Certificate of Merger.(1)

3.1     Certificates of Incorporation.(1)

3.2     By-Laws.(1)

4.1     Specimen Certificate of Common Stock.(1)

4.2     Form of Underwriter's Warrant Purchase Option.(1)

4.3     Form of Option issued to Solay, Inc. and Crystal Line, Inc.(2)

4.4     Form of Options issued to Officers, Directors, Consultants and
        Employees.(3)

4.5     Form of Class B Warrant.(3)

10.2    Agreement with D.R. Maruster & Co. dated December 10, 1996.(4)

10.2    Premium Reduction Option Cafeteria Plan.(1)

10.3    Lease Agreement.(1)

10.4    401(k) Retirement Plan and Profit Sharing Plan.(1)

10.5    Thermo-Mizer Environmental Corp. 1996 Stock Incentive Plan.(2)

10.6    Employment Agreement - Thomas B. Lewis(1)

10.7    Employment Agreement - Jeffrey A. Buser(1)

10.8    Employment Agreement - Eric W. Stark(1)

10.9    Agreement between the Registrant and Enersave, Inc. dated July 1996(3)

10.10   Agreement between the Registrant and American Process Controls, Inc.(3)

10.11   Consulting Agreement with Solay, Inc.(2)

10.12 Amendment to Consulting Agreement between Registrant and Solay, Inc. dated as of February 21, 1997.(5)

10.13 Agreement with Continental Capital & Equity Corporation dated April 29, 1997.(6)

10.14   Form of Convertible Debenture regarding July 7, 1997 issuance.(7)

10.15   Form of Regulation S Securities Subscription Agreement.(7)

10.16   Form of Escrow Agreement.(7)

10.17   Form of Registration Rights Agreement.(7)

10.18 Form of Employment Agreement between the Registrant and Jon J. Darcy dated July 1, 1997.(7)

10.19 Purchase Agreement between the Company and Laminaire Corporation dated October 13, 1997.(9)

10.20 Promissory Note in Principal Amount of $2,200,000 dated October 16, 1997 executed by the Company in favor of Garay LLC.(10)

10.21 Promissory Note dated October 16, 1997 executed by the Company in favor of Garay LLC.(10)

10.22 Promissory Note in Principal Amount of $90,479 dated October 16, 1997 executed by Company in favor of Charles Garay.(10)

10.23   Guaranty executed by Laminaire Corporation on October 16, 1997.(10)

10.24   Mortgage and Security Agreement executed by Laminaire Corporation.(10)

10.25   Employment Agreement of Charles J. Garay dated October 16, 1997.(10)

10.26   Employment Agreement of Antonio Garay dated October 16, 1997.(10)

10.27   Employment Agreement of Gerald E. Reilly dated October 16, 1997.(10)

10.28   Employment Agreement of Etta Monteleone dated October 16, 1997.(10)

10.29 Form of 5% Convertible Debenture issued by the Company pursuant to Regulation S.(10)

10.30 Convertible Note Purchase Agreement between the Company and Norwood Venture Corp. dated October 16, 1997, with form of Convertible Promissory Note executed by the Company in favor of Norwood Venture Corp. dated October 16, 1997.(10)

10.31 Security Agreement executed by the Company in favor of Norwood Venture Corp. dated October 16, 1997.(10)

10.32 Security Agreement executed by Laminaire Corporation in favor of Norwood Venture Corp. dated October 16, 1997.(10)

10.33 Guaranty executed by Laminaire Corporation in favor of Norwood Venture Corp. dated October 16, 1997.(10)

10.34 Consulting Agreement with Continental Capital & Equity Corp. dated July 12, 1997.(7)

10.35   Consulting Agreement with Roy Meadows dated March 29, 1998.(11)

10.36 Memorandum of Understanding with Adirondack Capital, LLC dated October 28, 1997.

10.37 Memorandum of Understanding with Consult America Inc. dated October 28, 1997.

10.38   Memorandum of Understanding with The Ridge Group dated October 28, 1997.

10.39   Nonqualified Option Plan(8).

14.     Assignment of Patent.(1)

27. Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.


(1)Included in, and incorporated by reference to, the Registrant's Registration Statement on Form SB-2.
(2)Included in, and incorporated by reference to, the Registrant's Registration Statement on Form S-8, filed on September 26, 1996.
(3)Included in, and incorporated by reference to, the Registrant's Registration Statement on Form S-8, filed on June 30, 1996.
(4)Included in, and incorporated by reference to, the Registrant's Registration Statement on Form S-8, filed on January 21, 1997.
(5)Included in, and incorporated by reference to, the Registrant's Registration Statement on Form S-8, filed on March 11, 1997.
(6)Included in, and incorporated by reference to, the Registrant's Registration Statement on Form S-8, filed on May 13, 1997.
(7)Included in, and incorporated by reference to, the Registrant's Registration Statement on Form 8-K, filed on July 22, 1997.
(8)Included in, and incorporated by reference to, the Registrant's Registration Statement on Form S-8 filed on April 14, 1997.
(9)Included in, and incorporated by reference to, the Registrant's Registration Statement on Form 10-KSB filed on October 13, 1997.
(10)Included in, and incorporated by reference to, the Registrant's Registration Statement on Form 8-K filed on October 27, 1997.
(11)Included in, and incorporated by reference to, the Registrant's Registration Statement on Form S-8 filed on March 31, 1998.

b. Reports on Form 8-K to describe offerings pursuant to Regulation S under the Securities Act was filed on October 27, 1997.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  /s/ Jon J. Darcy
                                                  ------------------------------
                                                  JON J. DARCY
                                                  Title: President


                                                  Date: 04/12/98

                                                  /s/ Gerard M. Gallagher
                                                  ------------------------------
                                                  GERARD M. GALLAGHER
                                                  Title: Chief Financial Officer


                                                  Date: 04/12/98


         Directors

                                                  /s/ Edward A. Sundberg
                                                  ------------------------------
                                                  EDWARD A. SUNDBERG
                                                  Title: Director and Chairman
                                                  Date: 04/12/98


                                                  /s/ Edward A. Heil
                                                  ------------------------------
                                                  EDWARD A. HEIL
                                                  Title: Director
                                                  Date: 04/12/98



                                                  /s/ K. Ivan F. Gothner
                                                  ------------------------------
                                                  K. IVAN F. GOTHNER
                                                  Title: Director
                                                  Date: 04/12/98

                                                  ------------------------------
                                                  CHARLES J. GARAY
                                                  Title: Director
                                                  Date:

THERMO-MIZER ENVIRONMENTAL CORP.


TABLE OF CONTENTS

                                                                         Page

INDEPENDENT AUDITORS' REPORT                                               28


CONSOLIDATED FINANCIAL  STATEMENTS:


Consolidated Balance Sheet at December  31, 1997                        29-30



Consolidated Statements of Operations for the                              31
Six Months Ended December 31, 1997 and the
Fiscal Years Ended June 30,  1997 and 1996


Consolidated Statements of Cash Flows for the
Six Months Ended December 31, 1997 and the                                 32
Fiscal Years Ended June 30,  1997 and 1996


Consolidated Statements of Stockholders'                                   33
Equity for the Six Months Ended December 31,
1997 and the Fiscal Years Ended June 30,
1997 and 1996




Notes to Financial Statements                                           34-48

To the Board of Directors
  Thermo-Mizer Environmental Corp.
  Rahway, New Jersey

     We have audited the accompanying consolidated balance sheet of Thermo-Mizer Environmental Corp. and subsidiary as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1997 and the six months ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above represent fairly, in all material respects, the financial position of Thermo-Mizer Environmental Corp. and subsidiary as of December 31, 1997 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1997 and the six months ended December 31, 1997 in conformity with generally accepted accounting principles.


Eichler Bergsman & Co., LLP
New York, NY
April 13, 1998

                 THERMO-MIZER ENVIRONMENTAL CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997

                                     ASSETS

                                                              Actual Pro forma
                                                                        (Note 1)
Current Assets:                                                      (Unaudited)
   Cash                                                    $299,179      $299179
   Accounts receivable-net of allowance of $66,600        1,229,129    1,229,129
   Inventories                                              790,180      790,180
   Unbilled receivables                                      14,236       14,236
   Prepaid expenses and other                               189,676      189,676
                                                         ----------   ----------
         Total Current Assets                             2,522,400    2,522,400

Property, Plant and Equipment - net                       2,378,228    2,378,228

Other Assets                                              2,538,815    2,369,377
                                                         ----------   ----------

Total Assets                                             $7,439,443   $7,270,005
                                                         ==========   ==========



                 See Notes to Consolidated Financial Statements.

                 THERMO-MIZER ENVIRONMENTAL CORP. AND SUBSIDIARY


                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            Actual       Pro Forma
                                                                                          (Note 1)
                                                                                        (Unaudited)
Current Liabilities:

         Notes payable and current portion of long-term debt               $490,479       $490,479
            Accounts payable - trade                                        763,651        763,651
            Billings in excess of costs and earnings                         26,103         26,103
         Accrued expenses and other                                         517,597        517,597
                                                                        -----------    -----------

                  Total Current Liabilities                               1,797,830      1,797,830
                                                                        -----------    -----------

Long-term Debt                                                            3,988,878      2,956,378
                                                                        -----------    -----------

Commitments and Contingencies

Stockholders' Equity:
         Common Stock, $.001 par value; 25,000,000 shares                     3,952         10,691

            Authorized; 3,952,085 shares issued (pro forma-10,691,395
            Shares  issued)
         Additional paid-in capital                                       5,218,565      6,074,888
         Deficit                                                         (3,338,077)    (3,338,077)
                                                                        -----------    -----------
     Total                                                                1,884,440      2,747,502
      Less - Note receivable                                               (160,000)      (160,000)
               Treasury stock - at cost ( 75,5000 shares)                   (71,705)       (71,705)
                                                                        -----------    -----------
Stockholders' Equity - net                                                1,652,735      2,515,797

Total Liabilities and Stockholders' Equity                               $7,439,443     $7,270,005
                                                                        ===========    ===========



                 See Notes to Consolidated Financial Statements.

                 THERMO-MIZER ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND THE YEARS ENDED JUNE 30, 1997 AND
                                      1996


                                                                          Six Months Ended          Year Ended           Year Ended
                                                                          ----------------          ----------           ----------
                                                                          December 31, 1997        June 30,1997         June 30,1996
                                                                          -----------------        ------------         ------------
Contract and sales revenues                                                    $2,887,447           $2,351,191           $2,125,959
Cost of revenues                                                                2,414,766            2,099,873            1,437,682
                                                                              -----------          -----------          -----------
Gross profit                                                                      472,681              251,318              688,277
                                                                              -----------          -----------          -----------
Expenses:
Personnel and related costs                                                       473,320              524,401              246,489
Selling and administration expenses (including
financial public relations costs)                                                 712,968              930,794              456,019
Product development costs                                                         121,578              221,429              169,667
Nonrecurring and other expenses - net (including
$750,000 relating to the amortization of debt discount
associated with a favorable conversion feature)                                   878,718              478,653              (15,117)
                                                                              -----------          -----------          -----------
        Total expenses                                                          2,186,584            2,155,277              857,058
                                                                              -----------          -----------          -----------
Loss before income taxes                                                       (1,713,903)          (1,903,959)            (168,781)
Income taxes                                                                        4,499               19,207               55,643
Net loss                                                                      $(1,718,402)         $(1,923,166)           $(113,138)
                                                                              ===========          ===========          ===========
Basic loss per share                                                                $(.52)               $(.86)               $(.08)
                                                                              ===========          ===========          ===========
Weighted average number of shares of common stock                               3,310,040            2,231,372            1,387,000
                                                                              ===========          ===========          ===========





                 See Notes to Consolidated Financial Statements.

                 THERMO-MIZER ENVIRONMENTAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND THE YEARS ENDED JUNE 30, 1997 AND 1996
                                                                        Six Months Ended           Year Ended          Year Ended
                                                                        ----------------           ----------          ----------
                                                                       December 31, 1997         June 30,1997        June 30,1996
                                                                       -----------------         ------------        ------------
OPERATING ACTIVITIES:

Net loss                                                                    $(1,718,402)         $(1,923,166)          $(113,138)
Adjustments to reconcile net income to net cash
provided by operating activities

   Depreciation and amortization                                                 53,558               41,551              22,342

   Loss on disposal of assets                                                                         27,756

  Nonoperating writeoffs and charges                                            778,019              204,555

  Provision for doubtful accounts                                                20,000               15,000

  (Increase) decrease in assets:

  Accounts receivable                                                          (289,084)            (184,594)           (185,012)

   Inventories                                                                 (411,896)             (62,832)           (162,362)

   Unbilled receivables                                                          13,740              226,862            (204,207)

   Prepaid expenses and other                                                    47,971             (497,633)           (209,391)

Increase (decrease) in liabilities:

   Accounts payable                                                             381,663              121,896             168,878

   Billings in excess of costs and earnings                                     (56,550)              82,653              (7,419)

   Accrued expenses and other                                                  (257,698)             191,185             (41,943)
                                                                             ----------           ----------          ----------

Net cash used in operating activities                                          (923,283)          (1,756,767)           (732,252)
                                                                             ----------           ----------          ----------

INVESTING ACTIVITIES:

   Purchase of property and equipment                                        (2,285,462)            (104,112)            (56,730)
                                                                             ----------           ----------          ----------

FINANCING ACTIVITIES:

  Issuance of commons stock and warrants                                      1,388,706              428,764           3,222,600

  Payments on debt                                                           (1,510,995)                                (311,839)

   Proceeds from debt                                                          4,479,357                                 375,000

   Acquisition and financing costs                                           (1,420,525)            (282,272)

   Investment in other time deposit                                             375,000                                 (375,000)

   Other investments                                                                                (198,619)

   Purchase of treasury stock                                                   (37,625)             (34,080)
                                                                             ----------           ----------          ----------

   Net cash provided by (used in) financing activities                        3,273,918              (86,207)          2,910,761
                                                                             ----------           ----------          ----------

Net increase (decrease) in cash and cash equivalents                             65,173           (1,947,086)          2,121,779

Cash - beginning                                                                234,006            2,181,092              59,313
                                                                             ----------           ----------          ----------

Cash - ending                                                                  $299,179             $234,006          $2,181,092
                                                                             ==========           ==========          ==========


                 See Notes to Consolidated Financial Statements.

                 THERMO-MIZER ENVIRONMENTAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND THE YEARS ENDED
                             JUNE 30, 1997 AND 1996




                                                    Common Stock            Additional
                                                                             Paid-in           Retained

                                                Shares         Amount          Capital           Earnings            Total
                                                ------         ------          -------           --------            -----

Balance, July 1,1995                         1,125,000         $1,125         $129,375           $416,629          $547,129
Sale of Common Stock and
Warrants--net                                  771,500            771        3,113,776                            3,114,547

Net Loss                                                                                         (113,138)         (113,138)
                                             ---------         ------       ----------        -----------        ----------
Balance, June 30,1996                        1,896,500          1,896        3,243,151            303,491         3,548,538
Sale of Common Stock                           821,000            821          587,943                              588,764
Net Loss                                                                                       (1,923,166)       (1,923,166)
                                             ---------         ------       ----------        -----------        ----------

Balance, June 30, 1997                       2,717,500          2,717        3,831,094         (1,619,675)        2,214,136
Issuance of  Common Stock                      327,557            328          237,172                  -           237,500
Conversion of Debt Securities                  907,028            907          400,299                              401,206

Amount attributable to
conversion feature                                                             750,000                              750,000

Net Loss                                                                                       (1,718,402)       (1,718,402)
                                             ---------         ------       ----------        -----------        ----------
Balance, December 31, 1997                   3,952,085         $3,952       $5,218,565        $(3,338,077)        1,884,440
                                             =========         ======       ==========        ===========        ==========
Less - Note receivable                                                                                             (160,000)


        - Treasury stock - at cost                                                                                  (71,705)
                                                                                                                 ----------
Total                                                                                                            $1,652,735
                                                                                                                 ==========

Note - All amounts give retroactive effect to a .75 to 1 reverse stock split declared in January 1996.




                  See Notes to Consolidated Financial Statement

                 THERMO-MIZER ENVIRONMENTAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           NOTE 1--ACQUISITION OF LAMINAIRE CORPORATION AND NATURE OF
                                    BUSINESS

     Thermo-Mizer Environmental Corp. (the "Company"), based in Rahway, New Jersey, designs, assembles and sells a family of products and systems used in cleanroom facilities and to monitor a wide variety of environmental conditions.

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

     The First Note bears interest at the rate of 10% per annum and is payable in 60 equal monthly installments of principal and interest of $33,830 commencing November 16, 1997 with a final payment of principal of $1,000,000 due on October 16, 2002. The First Note is convertible into shares of Common Stock at a conversion price of $1 per share. The First Note becomes convertible for a period of two years commencing April 16, 1998 in amounts not exceeding $500,000 for each four-month period. The holder of the First Note is entitled to demand registration of the Common Stock issuable upon conversion of the First Note on one occasion at the Company's expense commencing April 16, 1999 and is also entitled to piggyback registration for such shares of Common Stock with respect to any registration statement filed by the Company with the exception of a registration statement to be filed in connection with any of the securities issued in connection with obtaining the financing for the Company's acquisition of Laminaire.

     The Second Note will be in a principal amount equal to the difference between (a) the Stockholders' Equity (as defined) of Laminaire as of September 30, 1997 minus $200,000 minus (b) the Stockholders' Equity of Laminaire as of September 30, 1996. In the event that the adjustment to the purchase price is negative, the principal amount of the First Note will be reduced by such amount. The Second Note, which bears interest at the rate of 15% per anum, was to be due on March 31, 1998; however, the final principal amount has not yet been determined.

     In conjunction with the acquisition of Laminaire, the Company issued a promissory note to Charles Garay in the principal amount of $90,479 (the "Third Note"). The Third Note, and all accrued interest at the rate of 20% per annum, is due May 13, 1998.

     The Company's obligations under the First, Second and Third Notes are secured by first priority security interests in the real property and all tangible and intangible personal property, including inventory and accounts receivable, of Laminaire and the inventory and equipment of the Company and a subordinate security interest in the accounts receivable of the Company. The subordinate security interest is subordinate to the interests of the holders of convertible debentures and convertible promissory notes in the principal amount of $500,000. The agreements underlying First and Second Notes also contain restrictions on the Company's ability to transfer cash from Laminaire and require the Company to comply with various financial ratios.

     In conjunction with the acquisition of all of the outstanding common stock of Laminaire, the Company paid all of Laminaire's obligations, amounting to approximately $1,100,000, to CoreStates National Bank ("CoreStates") under a mortgage secured by Laminaire's interest in its real property and building located in Rahway, New Jersey. Laminaire has used the building located as its principal office and manufacturing facility. The Company relocated its principal executive offices from Ridgefield, New Jersey to the Laminaire facility.

     Garay LLC, the seller of the common stock of Laminaire, is a New Jersey limited liability company which is partially owned by Charles J. Garay. Charles
J. Garay is a director of Laminaire and became a director of the Company on October 28, 1997. He also served as a consultant to Laminaire through January 16, 1998.

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

     Concurrent with the closing of the acquisition of Laminaire, the Company issued convertible promissory notes (the "Convertible Notes") to Norwood Venture Corp. in the principal amount of $500,000 pursuant to Regulation D under the Securities Act of 1933, as amended. The Company is obligated pay interest to the holders of the Convertible Notes at the rate of 12% per annum. The Company's obligations under the Debentures are secured by a first lien in the Company's accounts receivable and a lien that is second in priority to that of Garay LLC, the seller of the common stock of Laminaire, with respect to the inventory and equipment of the Company and the accounts receivable, inventory and equipment of Laminaire. Laminaire also executed a guaranty in favor of Norwood with respect to the Company's obligations under the Convertible Notes. The Convertible Notes are convertible into shares of the Company's Common Stock at any time at a price per share equal to the lesser of 70% of the average closing bid price for the five trading days preceding (i) the date of conversion or (ii) the date of closing,

October 16, 1997. The Company agreed to register the shares of Common Stock issuable upon conversion of the Convertible Note under the Securities Act of 1933, as amended. Subsequent to June 30, 1997 but prior to the closing of the Laminaire acquisition, the Company issued convertible debentures (the "First Debentures") to ten investors, in the aggregate principal amount of $1,500,000 pursuant to Regulation S under the Securities Act of 1933, as amended. The Company is obligated to pay interest to the holders of the First Debentures at the rate of 5% per annum. Interest on the First Debentures is payable in cash or Common Stock of the Company, at the Company's discretion. The Company's obligations under $50,000 principal amount of the Debentures are secured by a lien on the Company's accounts receivable. The First Debentures are convertible into shares of the Company's Common Stock at any time commencing 41 days after the date of issuance, at a price per share equal to the lesser of 70% of the average closing bid price for the five trading days preceding (i) the date of conversion or (ii) the date of closing.

     The total principal amount of convertible debentures issued was $1,800,000 of which $280,000 had been converted into 580,497 shares of common stock through December 31, 1997 ($1,312,500 into 7,119,807 shares of common stock through March 31, 1998). The Pro forma column in the accompanying Consolidated Balance Sheet has been prepared assuming that the conversions that took place between January 1, 1998 and March 31, 1998 had taken place at December 31, 1997.

     For financial reporting purposes, the Company accounted for the 30% difference between the market price of its common stock and the conversion price of the convertible debt (amounting to $750,000) as being attributed to the conversion feature and, accordingly, credited such amount to Additional Paid-in Capital. The resulting debt discount was amortized to interest expense over the period commencing with the date of issuance through the date on which the securities became convertible. The discount was fully amortized at December 31, 1997. The costs associated with obtaining the financing is reflected as deferred debt expenses (see Note 5).

     The Company also borrowed $200,000 from an individual investor. The terms and conditions of such borrowing have not yet been finalized and, accordingly, such note is classified as a current liability in the accompanying Consolidated Balance Sheet at December 31, 1997.

     The obligations above (net of amounts converted through March 31, 1997) are scheduled to mature as follows:

     Year of Maturity                                                 Amount
     1998                                                           $490,479
     1999                                                            260,366
     2000                                                            408,267
     2001                                                            433,617
     2002                                                            366,628
     Thereafter                                                    1,487,500
                                                                   ---------
     Total                                                         3,446,857
     Amount converted prior to
     March 31,1998                                                 1,032,500
                                                                   ---------
     Total                                                        $4,479,357
                                                                  ==========

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the Company's principal accounting and financial reporting policies is as follows:

Principles of Consolidation

     The consolidated financial statements include the accounts of Thermo-Mizer Environmental Corp. and its wholly-owned subsidiary, Laminaire Corporation ("Laminaire")(collectively referred to as the "Company"), which was acquired on October 17, 1997 in a transaction accounted for as a purchase in accordance with the requirements set forth in Opinion No. 16 of the Accounting Principles Board. Accordingly, the results of Laminaire's operations are included in the Company's consolidated financial statements commencing with the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The following unaudited pro forma operating data assumes that the acquisition of Laminaire had taken place as of the beginning of July 1, 1997 (for the six months ended December 31, 1997), 1996 (fiscal 1997) and 1995 (fiscal 1996), respectively. The data combines the operating results of the Company's fiscal year with corresponding data from Laminaire's calendar year and gives effect to (i) the amortization of purchase adjustments and goodwill and
(ii) incremental interest expense associated with the financing arrangements. No effect has been given to assumed cost savings brought about by the consolidation of the two entities.

                                     12/31/97        Fiscal 1997     Fiscal 1996
                                   (6 months)

Net revenues                       $4,500,550         $8,777,632      $8,185,390
Cost of sales                       3,623,487          6,635,974       5,712,061
Gross profit                          877,063          2,141,658       2,473,329
Operating expenses                  1,691,811          3,322,865       2,428,859
Nonoperating expenses                 917,510            480,221         181,343
Income (loss) before taxes         -1,732,258         -1,858,292        -136,873
Income taxes-net                        4,497             19,607          55,493
Net income (loss)                  -1,736,755         -1,877,899         -81,380

Revenue Recognition

     Revenue for product sales is recognized in the period in which the product is shipped.

     Contract revenues are recognized on the percentage-of-completion method by multiplying total contract revenue by the estimated percentage of contract completion. Percentage of completion is generally estimated using the cost to cost method, supplemented if appropriate by the percentage of labor hours incurred. Contract costs include all direct material, subcontract and labor costs and those indirect costs associated with contract performance such as manufacturing overhead. Selling, general and administrative costs are charged to operations as incurred. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Earnings are also charged with a provision for doubtful accounts based on a review of collectibility.

     Service revenue amounted to $81,000 for the six months ended December 31, 1997, and $232,22 and $184,029 for the fiscal years ended June 30, 1997 and 1996, respectively. Such revenue is recognized when the service is performed.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out cost flow assumption. At December 31, 1997, inventories consist of:

     Description                                           Amount

     Raw materials and components                          $435,417
     Work-in-progress                                       209,069
     Finished goods                                         145,694
                                                            -------

     Total                                                 $790,180

Property, Plant and Equipment

     Property. plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line and accelerated methods based upon the estimated useful lives of the related assets as follows:

Building and improvements                           30 years

Furniture and fixtures                              5 years

Vehicles                                            5 years

Machinery and equipment                             5-7 years

     Expenditures for repairs and maintenance are charged to expense as incurred. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations.

Goodwill

     Goodwill, which represents the excess of the purchase price for Laminaire over the fair value of the net assets acquired, is being amortized on the straight-line basis over 40 years.

Long Lived Assets

     Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. If required, impairment losses on assets to be held and used are recognized based on the excess of the asset's carrying value over its fair value. Long-lived assets to be sold are reported at the lower of carrying amount or fair value reduced by estimated disposal costs.

Statement of Cash Flows

     Interest paid for the six months ended December 31, 1997 was $76,847 and for the years ended June 30, 1997 and 1996 was $22,697 and $28,527, respectively. Income taxes paid for the year ended June 30,1997 was $19,207. For the purposes of this statement, investments and time deposits having an initial term of 90 days or less are considered to be cash equivalents.

Product Development Costs

     Product development costs are charged to operations as incurred. During the six months ended December 31, 1997 and the fiscal year ended June 30, 1997, such charges include the cost of engineering labor and overhead. Substantially all charges during the fiscal year ended June 30, 1996 were paid to consultants and contractors.

Advertising

     The Company charges advertising costs to expense as incurred. Costs related to mail order catalogs and promotional materials are charged to operations when mailed or distributed. Advertising costs amounted to $50,841, $102,396 and $104,868 for the three periods ended December 31, 1997, respectively.

Basic Loss Per Share

     Basic loss per common and common equivalent share are calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period, after giving retroactive effect to the .75 to 1 reverse stock split effected in January 1996. The assumed exercise of outstanding warrants and options would have been antidilutive and, therefore, were excluded from the calculation of loss per share in all periods presented.

Warranty Costs

     The Company's policy is to warrant parts on new installations for one year from start-up of the system. The cost of parts used in installations is generally not a material component of the total installation costs. The Company's policy is to accrue expenses related warranty costs when the related revenue is recognized.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The principal assumptions inherent in the accompanying financial statements relate to estimated percentages of contract completion and the realizability of certain assets. Actual results may differ from those estimates. All liabilities are recorded and carried at approximate fair values.

Revenue and Credit Concentration

     Prior to the acquisition of Laminaire, a significant portion of the Company's revenue was derived from a small number of systems contracts performed for customers located principally in the New York Metropolitan Area. Accordingly, a substantial portion of the Company's accounts receivable at December 31, 1997 is due from customers located in the New York Metropolitan area.

Fiscal Year

     The Company changed its year-end from a fiscal year ending on June 30 to a calendar year ending on December 31.

Reclassifications

     Certain fiscal 1997 and 1996 amounts and balances have been reclassified to conform to the current presentation.

NOTE 3 -- ACCOUNTS RECEIVABLE

     Accounts receivable at December 31, 1997 include contract receivables of $377,350 and exclude retainages on contract receivables of $244,836 (which are included in the Balance Sheet caption "Other Assets").

     Costs and estimated earnings on uncompleted contracts at December 31, 1998 are summarized below:




Costs incurred on uncompleted contracts                              $2,031,125
Estimated earnings                                                     (18,461)
                                                                       --------
Total                                                                 2,012,664
Less - Billings to date                                               2,024,531
                                                                      ---------
Total                                                                 $(11,867)
                                                                      =========

Included in accompanying balance sheet captions:
   Unbilled receivables                                                 $14,236
   Billings in excess of costs and earnings                            (26,103)
                                                                       -------
Total                                                                 $(11,867)
                                                                      ========

NOTE 4--PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 1997:


Land and building                                                $2,713,857
Furniture and fixtures                                            1,083,561
Machinery and equipment                                             579,685
Vehicles                                                             19,230
                                                                     ------
Total                                                             4,396,333
Less - accumulated depreciation                                   2,018,105
                                                                  ---------
Property and equipment - net                                     $2,378,228
                                                                 ==========

NOTE 5--OTHER ASSETS

Other assets consist of the following at December 31, 1997:

                     Retainages (note 3)                           $244,836
                     Deferred debt costs (note 1)                   331,592

                     Goodwill-net (notes 1 and 2)                 1,767,386

                     Rights and miscellaneous                       189,134
                     Other                                            5,867
                                                                 ----------

                     Total                                       $2,538,815
                                                                 ==========

Rights and miscellaneous consist of:

                  American Process Controls,Inc.                   $114,299
                  Enersave,Inc.                                      74,835
                                                                 ----------
                  Total                                            $189,134
                                                                 ==========

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

     In July 1996, the Company and Enersave, Inc. ("Enersave") entered into an agreement under which the Company acquired, for $100,000, all of Enersave's rights to provide all necessary performance metering and billing services pursuant to certain energy service contracts between Enersave and certain public utility companies. The acquisition price will be amortized based on actual cash collections.

NOTE 6--INCOME TAXES

     The Company incurred a net operating loss for the six months ended December 31, 1997 and for the year ended June 30, 1997. The Company has established an allowance for the full potential benefit of all such carryforwards because of doubt as to the realizability of such benefit. The income tax benefit for the year ended June 30, 1996 consists entirely of the estimated benefit available from the carryback of the Company's net operating losses. The entire provision in 1997 relates to state franchise taxes and fees.

     A reconciliation of income tax benefit calculated using the Federal statutory rate to the reported income tax benefit for fiscal 1996 is as follows:


Federal statutory rate applied to                              $(59,073)
pretax income (loss)
Investment and research credits                                 (17,000)
Benefit of graduated rates                                       20,430
                                                               ---------
Income tax benefit                                             $(55,643)
                                                               =========

     Deferred income taxes will be recorded for the net tax effects when temporary differences arise between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. No deferred income taxes are recorded at December 31, 1997.

     The Company has net operating loss carryforwards of approximately $3,400,000 expiring in the year 2012 and investment and research and development credits amounting to $37,000 that are available to reduce future income taxes through 2012.

NOTE 7--STOCKHOLDERS' EQUITY

     The Company is a Delaware corporation. Its Certificate of Incorporation provides that its authorized capital stock consists of 25 million shares of Common Stock, par value $.001 per share. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor. The Board of Directors, without shareholder approval, could issue shares of Common Stock upon such terms as it determines to whomever it pleases, including persons or entities who would help present management maintain control.

Initial Public Offering

     In March 1996, the Company completed an initial public offering in which it sold 771,500 shares of its common stock and 1,725,000 redeemable warrants (the "Redeemable Warrants") which resulted in net proceeds, after all expenses, of $3,114,547. Each Redeemable Warrant entitles the holder thereof to purchase one share of common stock for $6.00 (120% of the initial public offering price), subject to adjustment, commencing one year from the date of the initial public offering and remains exercisable for a period of four years thereafter. The Redeemable Warrants are redeemable for $.05 per warrant commencing two years from the closing date of the offering if the closing price of the Company's common stock equals or exceeds $7.50 for 20 consecutive trading days. The Company also sold, for nominal consideration, a warrant to the underwriter entitling the holder thereof to purchase 75,000 shares of common stock and 150,000 warrants at a price equal to 165% of the initial public offering price thereof. This warrant becomes exercisable one year from the date of the initial public offering and remains exercisable for a period of four years thereafter. As part of the initial public offering, the Company also paid, at closing, a fee of $120,000 for a two-year consulting agreement (see Note 10).

     The transactions described below, together with other issuances of securities associated with the financing of the acquisition of Laminaire (see
Note 1), result in a modification of the exercise price of the Redeemable Warrants issued as part of the Company's initial public offering under the antidilution provisions of the warrant agreement. Such issuances result in the exercise price of the Redeemable Warrants being reduced from $6.00 (the price in effect on the date of issuance) to $.89 at December 31, 1997. In addition, each Redeemable Warrant, as adjusted, will entitle the holder thereof to purchase 6.7 shares of Common Stock at the adjusted purchase price of $.89 per share.

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

     For financial reporting purposes, the Company ascribed a value of $.05 to each Class B Warrant. The aggregate difference between the fair market value of a share of common stock on the date of grant ($1.0623) and the value ascribed to each share of common stock included in the units described above ($.90) for the Solay Options amounts to $89,375 and was accounted for as an expense during the fiscal year ended June 30, 1997. There are no remaining unamortized costs associated with the Solay Agreement at December 31, 1997.

Continental Capital & Equity Corp.

     On April 30, 1997, the Company entered into an agreement with Continental Capital & Equity Corporation ("CCE") under which CCE agreed to conduct a financial public relations campaign and provide other consulting services to the Company in consideration for the receipt of (i) $25,000 plus 225,000 shares of the Company's Common Stock at the commencement of services and (ii) $125,000 payable in cash or the issuance of Common Stock at a price equivalent 80 percent of the closing bid price of such shares on June 15, 1997. In August 1997, the Company issued 177,587 shares of Common Stock to CCE to satisfy this obligation. The agreement was extended in October 1997 at which time the Company agreed to pay CCE an additional 300,000 shares. The accompanying consolidated financial statements include expenses of $239,580 during the six months ended December 31, 1997 and $91,666 for the year ended June 30, 1997 (classified in the caption "Selling, general and administrative) relating to the CCE agreement. In addition, the unamortized portion of the payment amounts to $56,250 at December 31, 1997 and is included in the caption "Prepaid expenses and other."

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

     The Company accounts for all options using the intrinsic value method in accordance with Accounting Principles Board Opinion No.25, "Accounting For Stock Issued To Employees" and its related interpretations. Effective with fiscal 1997, the Company is subject to the provisions of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes a fair value method of determining compensation expense relating to stock-based compensation plans, and requires the disclosure of the pro forma effects of recording such expense using the fair value method rather than the intrinsic method. Under SFAS 123, the fair value of stock-based awards to employees is calculated using option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's pro forma calculations were made using the Black- Scholes option pricing model with the following assumptions:

                Risk-Free Interest Rate                  9%
                Dividend Rate                            0%
                Expected Term of Option In Years     Five years

     On a pro forma basis, net loss and loss per common share for the six months ended December 31, 1997 and for fiscal 1997 and 1996 would not have changed significantly if the Company had accounted for options using the fair value method rather than the intrinsic value method.

     A summary of stock option activity follows:


Description                                     Number           Price Range
Year Ended June 30, 1997:
Options granted                              1,286,000         $.10 to $1.00
Options exercised                              400,000                 $1.00
Options cancelled                               55,000                 $1.00
Options outstanding                            831,000         $.83 to $1.00

Six Months Ended December 31,
1997:
Options granted                                565,000          $.20 to $.57
Options exercised
Options cancelled                               17,250                 $1.00
Options outstanding                          1,378,750         $.20 to $1.00

     Of the total options outstanding, 1,006,250 are exercisable at December 31, 1997.

NOTE 8--COMMITMENTS AND CONTINGENCIES

     In July 1997, the Company entered into a three-year employment agreement effective July 1, 1997, with its President under which he will receive an annual salary of $135,000, $145,000 and $155,000, respectively, during each of the three fiscal years in the period ended June 30, 2000. The contract also provides for the issuance of stock options based on the achievement of specified operating performance, the use of a car and that the Board of Directors may award bonuses and other incentive compensation to the President as it deems appropriate, based upon the Company's operating performance or other reasonable criteria and includes a restrictive covenant limiting the President's ability to obtain employment with a competitor or potential competitor.

     In June 1996, the Company entered into three-year employment agreements with three software engineers under which it is obligated to pay annual salaries of $60,000 to each such engineer. The agreements contain covenants-not-to-compete and confidentiality agreements, as well as provisions for severance pay if the Company terminates any or all such agreements for other than cause.

     The Company is obligated under contracts with two Laminaire executives to pay annual salaries aggregating $220,000. Such contracts are cancelable with 30 days notice but require severance payments for periods ranging from six to nine months.

     The Company's management does not believe that its products are subject to material product liability claims and has no insurance to cover such risk.

     The Company has a qualified 401(k) profit sharing plan available to full-time employees who meet the plan's eligibility requirements. The plan permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. In addition, the Company has no obligation to contribute to the plan, however, it can elect a discretionary contribution. The Company made no contributions to the plan during the six months ended December 31, 1997 and either of the two years in the period ended June 30, 1997.

     Total rent expense for the six months ended December 31, 1997 and the fiscal years ended June 30, 1997 and 1996 amounted to $62,720, $74,985 and $50,492, respectively. The amount for the six months ended December 31, 1997 includes $28,019 representing an accrual for the remainder of the lease term of the agreement covering the Company's former office in Ridgefield, New Jersey, which the Company vacated in December 1997 following its acquisition of Laminaire.

NOTE 9--CONCENTRATION OF CREDIT RISK

     The Company's 11 largest customers accounted for 57% of its net revenues during the six months ended December 31, 1997; its two largest customers accounted for 25% of net revenues in 1997, and its six largest customers accounted for 87% of net revenues in 1996 as follows:


                  Six Months             Year Ended June         Year Ended
                  ----------             ---------------         ----------
                 Ended 12/31/97          30, 1997                June 30,1996
                 --------------          --------                ------------
Customer A          2.0%                   14%                      23%
Customer B          0.2%                    6%                      13%
Customer C          3.2%                    7%                      20%
Customer D          4.5%                    7%                      11%
Customer E          6.4%                    17%                     ---
Customer F          0.4%                    1%                      10%
Customer G          0.2%                    1%                      10%
Customer H         14.1%                   --                       --
Customer I         11.4%                   --                       --
Customer J          7.6%                   --                       --
Customer K          6.7%                   --                       --

     No other customers accounted for ten percent or more of net revenue during either fiscal year. Customer G is located in Canada. No other sales were made to customers located outside the United States.

     The employees and facilities of the Company service all customers. Company costs other than direct material are not related to specific customers. All major customers above relate to the Systems Division.

     Prior to the acquisition of Laminaire, the Company had one business, the controls system business. Following the acquisition of Laminaire, the Company operates with four divisions - Cleanroom Manufacturing ("CM"), Cleanroom Distribution ("CD"), Electronic Manufacturing ("EM") and Control Systems ("TCS"). The table below sets forth the sales and gross profits contributed by each division for the six months ended December 31, 1997. The results of CM, CD and EM are included commencing on their date of acquisition, October 16, 1997.


                                                            CM              CD               EM            TCS              Total
Revenues                                                 $520,523        $740,369         $501,686      $1,124,869       $2,887,447
Cost of revenues                                          362,185         670,126          324,698       1,057,757        2,414,766
Gross profit                                              158,338          70,243          176,988          67,112          472,681

Direct selling and product development                     44,611          45,004           49,583         267,310          406,508
Contribution                                              113,727          25,239          127,405        (200,198)          66,173

Joint overhead costs                                       99,361          56,430          100,058         767,086        1,022,935
Other costs                                                 9,285           3,483            7,813         858,138          878,719
Income (Loss) before taxes                                  5,081         (34,674)          19,534      (1,703,844)      (1,713,903)

     Many costs are allocated based on various allocation bases including relative sales and square footage used. It is not practicable to ascribe assets to specific divisions. In 1998, the Company expects that several customers from the Cleanroom Manufacturing Division and the Electronic Manufacturing Division will comprise 10 percent or more of consolidated sales.

NOTE 10--NONRECURRING EXPENSES AND OTHER

     Nonrecurring expenses and other consist of the following for the six months ended December 31, 1997 and the fiscal years ended June 30, 1997 and 1996:



                                                                         Six Months             Year Ended             Year Ended
                                                                         ----------             ----------             ----------
                                                                     Ended 12/31/97           June 30,1997          June 30, 1997
                                                                     --------------           ------------          -------------
      Solay agreement (Note 7)                                                                  $ 294,375
      Write-off - Nationwide consulting
      agreement (Note 7)                                                                           95,000
      Postemployment cost                                                                          40,000
      Professional fees associated with
      nonrecurring transactions                                                                    67,510
      Amortization of discount
      associated with the favorable
      conversion feature                                                   $750,000
      Amortization of goodwill                                               11,115
      Interest - net                                                         89,584               (43,436)              $ (15,117)
      Disposal of equipment (and write-
      off of lease obligation)                                                                     27,756
      Write-off of lease costs (Note 8)                                      28,019
      Other                                                                                        (2,552)
                                                                                                ---------               ---------

      Total                                                                $878,718             $ 478,653               $ (15,117)
                                                                           ========             =========               =========

     The Company agreed to purchase an annuity for an officer who retired during the fiscal year ended June 30, 1997, the cost of which ($40,000) was charged to operations.

NOTE 11--RELATED PARTY TRANSACTIONS

     During the six months ended December 31, 1997 and the fiscal years ended June 30, 1997 and 1996, the Company paid professional, consulting and legal fees amounting to $217,675 (of which $126,180 relates to the acquisition of Laminaire or obtaining the financing therefor); $332,953(of which $153,924 relates to the acquisition of Laminaire or obtaining the financing therefor) and $97,095 (of which $40,220 relates to services associated with the initial public offering) to directors or firms related to directors or officers. The law firm in which the Company's Secretary is a partner also received 41,000 shares of common stock in satisfaction of fees owed during fiscal 1997.