Form 10QSB
period 1998-03-31
THERMO-MIZER ENVIRONMENTAL CORP
filed 1998-05-15
CIK 934379

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Three Months Ended                        Commission File Number
      March 31, 1998                                   33-87284-N4

                        THERMO-MIZER ENVIRONMENTAL CORP.
                            960 East Hazelwood Avenue
                                Rahway, NJ 07065
                                Tel: 908-381-8200

         Delaware                                        22-2312917
(State of Incorporation)                    (I.R.S. Employer Identification No.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    Yes [ ]    No  [ ]

At May 11, 1998, the latest practicable date, there were 12,353,092 shares of Common Stock outstanding, $.001 par value.

                        THERMO-MIZER ENVIRONMENTAL CORP.


                                      INDEX

                                                                           PAGE
                                                                           ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Unaudited Consolidated Financial Statements:

                     Condensed Consolidated Balance Sheets
                       March 31, 1998 and December 31, 1997                3, 4

                     Condensed Consolidated Statements of Operations
                       for the three months ended
                       March 31, 1998 and 1997                                5

                     Condensed Statements of Consolidated Cash Flows
                       for the three months ended
                       March 31, 1998 and 1997                                6

                     Condensed Consolidated Statement of Stockholders'
                       Equity for the three months ended  March 31, 1998      7

                       Notes to Condensed Consolidated Financial Statements   8

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations           14

PART II. OTHER INFORMATION                                                   20

                        THERMO-MIZER ENVIRONMENTAL CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                               March 31, 1998  December 31, 1997
                                                (unaudited)

Current Assets:

         Cash                                    $  187,743       $  299,179

         Other time deposits

         Contracts receivable-net of allowance
           of  $43,600 and $66,600                1,511,203        1,229,129

         Inventories                                778,830          790,180

         Unbilled receivables                         6,751           14,236

         Prepaid expenses and other                 265,137          189,676
                                                 ----------       ----------
                  Total Current Assets            2,749,664        2,522,400

Property and Equipment - net                      2,342,695        2,378,228

Other Assets                                      2,342,529        2,538,815
                                                 ----------       ----------
Total Assets                                     $7,434,888       $7,439,443
                                                 ==========       ==========



            See Notes to Condensed Consolidated Financial Statements.

                        THERMO-MIZER ENVIRONMENTAL CORP.

                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                               March 31, 1998  December 31, 1997
                                                 (unaudited)

Current Liabilities:

         Notes payable and current
           installments of long-term debt        $   490,479    $   490,479

         Accounts payable                          1,008,187        763,651

         Billings in excess of revenues              179,547         26,103

         Accrued expenses and other                  550,918        517,597
                                                 -----------    -----------
                     Total Current Liabilities     2,229,131      1,797,830
                                                 -----------    -----------
Long-Term Debt                                     2,908,714      3,988,878
                                                 -----------    -----------
Commitments and Contingencies

Stockholders' Equity:

         Common Stock, $.001 par value,
           25,000,000 shares authorized;
           10,691,395 and 3,952,085 shares issued     10,691          3,952

         Additional paid-in capital                6,149,836      5,218,565

         Deficit                                  (3,631,779)    (3,338,077)
                                                 -----------    -----------
           Total                                   2,528,748      1,884,440

           Less - Note receivable                   (160,000)      (160,000)
                  Treasury Stock-at cost             (71,705)       (71,705)
                                                 -----------    -----------
           Stockholders' Equity-net                2,297,043      1,652,735
                                                 -----------    -----------
Total Liabilities and Stockholders' Equity       $ 7,434,888    $ 7,439,443
                                                 ===========    ===========



            See Notes to Condensed Consolidated Financial Statements.

                        THERMO-MIZER ENVIRONMENTAL CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED March 31, 1998 AND 1997
                                   (UNAUDITED)




                                                  1998           1997
                                               -----------    -----------

Contract and other revenues                    $ 2,232,922    $   527,818
Cost of revenues                                 1,786,262        418,109
                                               -----------    -----------
Gross profit                                       446,660        109,709
                                               -----------    -----------
Expenses:
         Personnel and related costs               322,386        130,946
         Selling and administrative expenses       349,806        230,256
         Product development costs                   6,134         88,543
                                               -----------    -----------
           Total expenses                          678,326        449,745
                                               -----------    -----------

Operating loss                                    (231,666)      (340,036)
Other- net (principally interest)                  (60,386)       (22,871)
                                               -----------    -----------
Loss from operations                              (292,052)      (362,907)
Income taxes - net                                   1,650         13,000
                                               -----------    -----------
Net  loss                                      $  (293,702)   $  (375,907)
                                               ===========    ===========
Loss per share                                 $      (.05)   $      (.17)
                                               ===========    ===========
Weighted average number of common and
      Common equivalent shares outstanding       5,964,786      2,260,551
                                               ===========    ===========

            See Notes to Condensed Consolidated Financial Statements.

                        THERMO-MIZER ENVIRONMENTAL CORP.

                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                                     1998            1997
                                                  -----------    -----------
Cash flows from operating activities:

         Net loss                                 $  (293,702)   $  (375,906)
         Adjustments to reconcile net earnings
             to net cash provided by operating
             Activities:

               Loss on property disposal                              28,546
               Depreciation  and amortization         153,329         21,137
               Decrease in net operating assets       155,280         82,401
                                                   -----------    -----------
               Net cash provided by (used in)
               Operating activities                    14,907       (243,822)
                                                  -----------    -----------

Cash flows (used in )investing activities:
         Purchase of property and equipment           (78,681)
               Deferred acquisition costs                           (100,789)
               Other - net                                            (7,333)
                                                  -----------    -----------
               Total                                  (78,681)      (108,122)
                                                  -----------    -----------

Cash flows from financing activities:
               Repayment of debt                      (47,662)
               Issuance of securities                                 15,000
                                                  -----------    -----------
               Total                                  (47,662)        15,000
                                                  -----------    -----------

Net increase (decrease) in cash                      (111,436)      (336,944)
Cash and cash equivalents - beginning                 299,179      1,029,060
                                                  -----------    -----------
Cash and cash equivalents - ending                $   187,743    $   692,116
                                                  ===========    ===========


            See Notes to Condensed Consolidated Financial Statements.

                        THERMO-MIZER ENVIRONMENTAL CORP.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)

                                                    Additional
                                                     Paid-in          Accumulated         Treasury        Note
                               Common Stock          Capital             Deficit            Stock       Receivable       Total
                               ------------         ----------        -----------         --------      ----------       -----
Balance, January 1, 1998        $  3,952           $ 5,218,565        $(3,338,077)        $(71,705)     $(160,000)    $ 1,652,735
Issuance of equity securities      6,739               931,271                                                            938,010

Net loss                                                                 (293,702)                                       (293,702)

                                --------           -----------        -----------         --------      ---------     -----------
Balance, March 31, 1998         $ 10,691           $ 6,149,836        $(3,631,779)        $(71,705)     $(160,000)    $ 2,297,043
                                ========           ===========        ===========         ========      =========     ===========


            See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1--BASIS OF PRESENTATION

     The accompanying interim condensed consolidated financial statements for the three-month periods ended March 31, 1998 and 1997 are unaudited and include all adjustments considered necessary by Management for a fair presentation. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These Consolidated financial statements should be read in conjunction with the information filed as part of the Company's Annual Report on Form 10-KSB.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the Company's principal accounting and financial reporting policies is as follows:

Principles of Consolidation

     The consolidated financial statements include the accounts of Thermo-Mizer Environmental Corp. and its wholly-owned subsidiary, Laminaire Corporation ("Laminaire") (collectively referred to as the "Company"), which was acquired on October 17, 1997 in a transaction accounted for as a purchase in accordance with the requirements set forth in Opinion No. 16 of the Accounting Principles Board. Accordingly, the results of Laminaire's operations are included in the Company's consolidated financial statements commencing with the date of acquisition. Therefore, Laminaire's results of operations are included for the entire three-month period ended March 31, 1998, but are entirely excluded from the Company's results for the three-month period ended March 31,1997.

     All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Service revenue amounted to $42,678 and $64,780, respectively, for the three months ended March 31, 1998 and 1997. Such revenue is recognized when the service is performed.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out cost flow assumption. At March 31, 1998, inventories consist of:

                    Description                       Amount

                    Raw materials and components    $449,550
                    Work-in-progress                 199,318
                    Finished goods                   129,962
                                                    --------
                    Total                           $778,830
                                                    ========

Property, Plant and Equipment

     Property,   plant  and  equipment  are  stated  at  cost  less  accumulated depreciation. Depreciation is computed using straight-line and accelerated methods based upon the estimated useful lives of the related assets as follows:

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

Statement of Consolidated Cash Flows

         Interest paid for the three months ended March 31, 1998 and 1997 was $80,331 and $5,484, respectively. For the purposes of this statement, investments and time deposits having an initial term of 90 days or less are considered to be cash equivalents.

Product Development Costs

         Product development costs are charged to operations as incurred.

Advertising

     The Company charges advertising costs to expense as incurred. Costs related to mail order catalogs and promotional materials are charged to operations when mailed or distributed. Advertising costs amounted to $44,545 and $31,907 for the three months ended March 31, 1998 and 1997, respectively.

Basic Loss Per Share

     Basic loss per common and common equivalent share are calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. The assumed exercise of outstanding warrants and options and conversion of convertible debt would have been antidilutive and, therefore, were excluded from the calculation of loss per share in all periods presented.

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

Reclassifications

     Certain fiscal 1997 amounts and balances have been reclassified to conform to the current presentation.

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

     The Second Note will be in a principal amount equal to the difference between (a) the Stockholders' Equity (as defined) of Laminaire as of September 30, 1997 minus $200,000 minus (b) the Stockholders' Equity of Laminaire as of September 30, 1996. In the event that the adjustment to the purchase price is negative, the principal amount of the First Note will be reduced by such amount. The Second Note, which bears interest at the rate of 15% per anum, was to be due on March 31, 1998; however, the final principal amount has not yet been determined. The Company believes that the adjustment to the purchase price will be negative.

     In conjunction with the acquisition of Laminaire, the Company issued a short-term promissory note to Charles Garay in the principal amount of $90,479 (the "Third Note").

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

     The total principal amount of convertible debentures issued was $1,800,000 of which $280,000 had been converted into 580,497 shares of common stock through December 31, 1997 ($1,032,500 into 6,539,310 shares of common stock through March 31, 1998). An additional $387,500 was converted into 1,737,196 shares of Common Stock during the period April 1, 1998 to May 12, 1998.

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

     The acquisition of Laminaire makes the two periods not comparable. Laminaire's results are included in the 1998 period but not the 1997 period. At the same time, the 1998 period is affected by the costs necessary to integrate the companies. As part of its restructuring following the Laminaire acquisition, the Company has implemented or plans to implement certain changes in its operating procedures, including:

     o    Combining all operations into a single facility in Rahway, New Jersey.

     o Limiting its bidding activities for Thermo-mizer Control Systems ("TCS") Contracts to potential contracts in which TCS anticipates having a commercial advantage over its competition. The Company has also instituted new management review procedures required for all proposals.

     o Centralizing the purchasing effort and instituting new inventory controls.

     o Determining how best to incorporate Thermo technology into Laminaire products to give such products a competitive advantage.

     Certain of these initiatives will require time to implement. Management will assess each aspect of the Company's operations carefully and will take steps to discontinue or eliminate any operation that does not make a positive contribution towards general overheads. Laminaire's low margin distribution line was discontinued in March 1998. That division contributed sales, on an annualized basis, of approximately $1,500,000, but generated gross margins of only about $50,000.

     In general, the Company is now positioned to compete in niche markets on the basis of service and a willingness to customize. As a rule, it is not competing based on technology. Management believes that controls are in place to minimize the risk of incurring significant losses on individual contracts or projects, although no assurances can be given that no such losses will occur. The Company believes that operating losses are likely for the first two quarters of 1998, although the cash impact of such losses are likely to be less than those incurred over the immediately prior quarters. A substantial portion of the Company's backlog of $3,570,000 at March 31, 1998 will be performed during the third and fourth quarters of 1998.

Results of Operations

Comparison of the Three Months Ended March 31, 1998 and 1997:

Caption                                   1998          %            1997         %          Change

Contract and other revenues         $2,232,922                   $527,818                $1,705,104
Cost of revenues                     1,786,262      80.00%        418,109     79.21%      1,368,153
Gross profit                           446,660      20.00%        109,709     20.79%        336,951
Expenses:
Personnel and related costs            322,386      14.44%        130,946     24.81%        191,440
Selling & Administration expenses      349,806      15.67%        230,256     43.62%        119,550
Product development costs                6,134       0.27%         88,543     16.78%        -82,409
Total Expenses                         678,326      30.38%        449,745     85.21%        228,581
Operating income                      -231,666     -10.38%       -340,036    -64.42%        108,370
Other-Net                              -60,386      -2.70%        -22,871     -4.33%        -37,515
Income before income taxes            -292,052     -13.08%       -362,907    -68.76%         70,855
Income Taxes-Net                         1,650      -0.07%         13,000      2.46%         11,350
Net Income                           ($293,702)    -13.15%     ($375,907)    -71.22%        $82,205

     Prior to the acquisition of Laminaire, the Company had one business, the controls system business. Following the acquisition of Laminaire, the Company operates with four divisions - Cleanroom Manufacturing ("CM"), Cleanroom Distribution ("CD"), Electronic Manufacturing ("EM") and TCS. The table below sets forth the sales and gross profits contributed by each division for the three months ended March 31, 1998.

                     TCS         EM         CD        LM        CM         Total

Sales           $625,536   $388,550   $342,408  $344,626  $531,802   $2,232,922
Cost of Sales    502,197    281,667    285,866   323,393   393,139    1,786,262
Gross Profit     123,339    106,883     56,542    21,233   138,663      446,660
Percentage         19.71%     27.51%     16.51%     6.16%    26.07%       20.00%

     The percentages between divisions are distorted somewhat because the allocation of joint costs must be further refined following the move of the TCS operations into the Laminaire facility.

     The LM business represents Low Margin cleanroom distribution sales involving transactions in which the Company served as a distributor for vendors that only sell through distributors. In these cases the products were drop shipped by the vendor to the end customer. A substantial portion of this segment of the business is being phased out.

     The remaining expenses are not comparable between periods because of the inclusion of Laminaire in 1998. Other - net in 1998 consists principally of interest on indebtedness incurred to finance Laminaire.

     No net benefit was recognized for the benefit of Federal income tax loss carryforwards because of the uncertainty of utilization of such carryforwards.

1997

     The Company completed an initial public offering of its common stock and warrants in March 1996. Thereafter, it commenced implementing a strategy designed to make it a product and service, rather than a systems driven business. This strategy required it to make a variety of investments in human resources, management systems and product development which negatively impacted earnings during the fiscal year ended June 30, 1997. At the same time, it introduced a new product and commenced two major contracts that incorporated such product. The Company required longer than expected to identify and correct certain problems which arose in connection with the operation of this new product which resulted in it incurring a substantial loss during the periods of contract performance. The loss was caused because significant amounts of engineering labor and subcontractor assistance was required on these jobs to analyze and address the problems. Both of these contracts were closed finally in March 1998, and all estimated losses have been accrued. The Company also did not make a meaningful penetration into the targeted Continuous Emissions Monitoring business or obtain significant contracts from new customers despite increased marketing efforts. Therefore, its overall revenues were not sufficient to cover its overheads.

     The foregoing factors resulted in the Company changing its overall strategy and determining that it should acquire Laminaire as a means of stabilizing its operations. At the same time, it ceased many of its initiatives with regard to its traditional systems business and will concentrate its future efforts on Laminaire's product lines and selected systems business that appears to require no new product development efforts.

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

     In conjunction with the acquisition of Laminaire, the Company issued a short-term promissory note to Charles Garay in the principal amount of $90,479 (the "Third Note").

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

     The National Association of Securities Dealers, Inc. ("the NASD"), which administers The NASDAQ SmallCap Market, sets the criteria for continued
eligibility on The NASDAQ SmallCap Market. In order to continue to be included on The NASDAQ SmallCap Market, a company must maintain $2 million in net tangible assets, a $1 million market value of its public float, two market-makers, at least 300 holders of the Common Stock, 500,000 shares in the public float and a minimum bid price of $1.00 per share. NASDAQ has advised the Company that it is not in compliance with the maintanence requirements for continued listing because, amoung other factors, the Company's Common Stock currently trades at less than $1.00 per share. The Company has submitted a written plan to NASDAQ in support of its continued listing on NASDAQ and is requesting a formal hearing to determine whether such plan will be accepted. The outcome of this matter is not presently determinable. The Company's failure to meet the NASDAQ SmallCap Market's maintenance criteria in the future or future maintenance requirements imposed by the NASDAQ SmallCap Market may result in the discontinuance of the inclusion of its securities on the NASDAQ SmallCap Market. In such event, trading, if any, in the securities may then continue to be conducted on the Boston Stock Exchange in the non-NASDAQ over-the-counter market in what are commonly referred to as the electronic bulletin board and the "pink sheets." As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. Furthermore, the Company may experience greater difficulty in obtaining financing if and when needed.

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

     The American Institute of Certified Public Accountants adopted Statement of Position 97-2, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which sets forth criteria for capitalizing certain software development costs. This pronouncement could impact a future period if the Company should decide to update ceretain software used by its engineers.

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


                                    THERMO-MIZER ENVIRONMENTAL CORP.
                                    (Registrant)




                                    /s/ GERARD M. GALLAGHER
                                    ----------------------------------
                                        Gerard M. Gallagher
                                        Vice President, CFO


Date: May  14, 1998