Form 10QSB
period 1998-06-30
LAMINAIRE CORP
filed 1998-08-21
CIK 934379

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Six Months Ended                                  Commission File Number
     June 30, 1998                                             33-87284-N4



                              Laminaire Corporation
                   (Formerly Thermo-Mizer Environmental Corp.)
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

Yes  _X_                           No  ___


At August 11, 1998, the latest practicable date, there were 3,282,751 shares of Common Stock outstanding, $.001 par value.

                              Laminaire Corporation


                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.
FINANCIAL INFORMATION

Item 1.  :

 Unaudited Consolidated Financial Statements:

 Condensed Consolidated Balance Sheets
 as of June 30, 1998 and December 31, 1997                                   3

 Condensed Consolidated Statements of Operations
 for the six months ended June 30, 1998 and 1997                             5

 Condensed Consolidated Statements of Operations                             6
 for the three months ended June 30, 1998 and 1997

 Condensed Statements of Consolidated Cash Flows
 for the six months ended June 30, 1998 and 1997                             7

 Condensed Consolidated Statement of Stockholders' Equity
 for the six months ended June 30, 1998                                      8

 Notes to Condensed Consolidated Financial Statements                        9

 Item 2.

 Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                        17

 PART II.
 OTHER INFORMATION                                                          24

                             Laminaire Corporation
                   (Formerly THERMO-MIZER ENVIRONMENTAL CORP.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    June 30, 1998   December 31, 1997
                                                      (unaudited)       (Note 1)
Current Assets:
    Cash                                                 $282,130       $299,179
    Accounts receivable-net of allowance
        of  $ -0- and $66,600                             516,725      1,229,129
    Inventories                                           565,668        790,180
    Unbilled receivables                                                  14,236
    Prepaid expenses and other                             63,611        189,676
                                                       ----------     ----------

             Total Current Assets                       1,428,134      2,522,400

Property and Equipment - net                            2,267,809      2,378,228

Other Assets                                            1,945,709      2,538,815

Net  Assets of Discontinued Operation                      68,735
                                                       ----------     ----------
Total Assets                                           $5,710,387     $7,439,443
                                                       ==========     ==========


            See Notes to Condensed Consolidated Financial Statements.

                              Laminaire Corporation
                   (Formerly THERMO-MIZER ENVIRONMENTAL CORP.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    June 30, 1998   December 31, 1997
                                                     (unaudited)        (Note 1)
Current Liabilities:
   Notes payable and current
     Installments of long-term debt                    $490,479        $490,479
   Accounts payable                                     537,929         763,651
   Billings in excess of revenues                                        26,103
   Accrued expenses and other                           250,373         517,597
   Net current liabilities of
    discontinued operation                              136,706
                                                    -----------     -----------
            Total Current Liabilities                 1,415,487       1,797,830
                                                    -----------     -----------
Long-Term Debt                                        2,832,250       3,988,878
                                                    -----------     -----------
Commitments and Contingencies

Stockholders' Equity:
   Common Stock, $.001 par value,
     25,000,000 shares authorized;
     3,262,740 and 988,021 shares issued                  3,263           3,952
     Additional paid-in capital                       6,217,264       5,218,565
     Deficit                                         (4,526,174)     (3,338,077)
                                                    -----------     -----------
     Total                                            1,694,355       1,884,440
     Less - Note receivable                            (160,000)       (160,000)
            Treasury Stock-at cost                      (71,705)        (71,705)
                                                    -----------     -----------
     Stockholders' Equity-net                         1,462,650       1,652,735
                                                    -----------     -----------
Total Liabilities and Stockholders' Equity           $5,710,387      $7,439,443
                                                    ===========     ===========


            See Notes to Condensed Consolidated Financial Statements.

                              Laminaire Corporation
                   (Formerly THERMO-MIZER ENVIRONMENTAL CORP.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                      1998                1997
CONTINUING OPERATIONS:
Sales                                               $3,158,008
Cost of Sales                                        2,548,955
                                                   -----------
Gross Profit                                           611,053
                                                   -----------
Expenses
     Personnel and related costs                       306,212
     Selling and administrative expenses               391,239
                                                   -----------
     Total expenses                                    697,451
                                                   -----------
Operating loss                                         (86,398)
Other-net (principally interest)                      (183,896)
Income taxes                                             7,869
                                                   -----------
Loss from continuing operations                       (278,163)
                                                   -----------

DISCONTINUED OPERATIONS:
Loss from operations                                  (540,934)       $(565,326)
Loss from disposal and close down                     (369,000)
                                                   -----------
Los from discontinued operation                       (909,934)        (565,326)
                                                   -----------      -----------

NET LOSS                                           $(1,188,097)       $(565,326)
                                                   ===========      ===========
BASIC LOSS PER SHARE:
Continuing Operations                                    $(.12)
Discontinued Operations                                   (.40)           $(.95)
                                                   -----------      -----------
Net Loss                                                 $(.52)           $(.95)
                                                   ===========      ===========
Weighted average number of common and
Common equivalent shares outstanding                 2,257,430          595,612
                                                   ===========      ===========


            See Notes to Condensed Consolidated Financial Statements.

                              Laminaire Corporation
                   (FormerlyTHERMO-MIZER ENVIRONMENTAL CORP.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED June 30, 1998 AND 1997
                                   (UNAUDITED)


                                                         1998           1997
                                                         ----           ----
CONTINUING OPERATIONS:
Sales                                                $1,550,622
Cost of sales                                         1,226,032
                                                    -----------

Gross profit                                            324,590
                                                    -----------
Expenses:
         Personnel and related costs                    122,118
         Selling and administrative expenses            159,815
                                                    -----------
           Total expenses                               281,933
                                                    -----------
Income from operations                                   42,657
Operating loss
Other- net (principally interest)                      (123,510)
Income taxes                                              6,219
                                                    -----------
Loss from continuing operations                         (87,072)
                                                    -----------

DISCONTINUED OPERATIONS:
Loss from operations                                   (438,323)      $(189,426)
                                                                    -----------
Loss from disposal and close down                      (369,000)
                                                    -----------
Loss from discontinued operation                       (807,323)        189,426
                                                    -----------     -----------

NET LOSS                                              $(894,395)      $(189,426)
                                                    ===========     ===========

BASIC LOSS PER SHARE:
Continuing Operations                                     $(.03)
Discontinued Operations                                    (.27)          $(.30)
                                                    -----------     -----------
Net Loss                                                  $(.30)          $(.30)
                                                    ===========     ===========
Weighted average number of common and
Common equivalent  shares outstanding                 3,023,663         626,086
                                                    ===========     ===========


            See Notes to Condensed Consolidated Financial Statements.

                             Laminaire Corporation
                  (Formerly THERMO-MIZER ENVIRONMENTAL CORP.)

                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                                         1998              1997
Cash flows from operating activities:
     Net loss                                         $(1,188,097)     $(565,326)
    Adjustments to reconcile net earnings
        to net cash provided by operating
        Activities:
          Loss from discontinued operations               909,934        565,326
          Depreciation and amortization                   171,692
          Decrease in net operating assets                603,080
          Net cash provided by
            continuing operations                         496,609
          Net cash(used by) discontinued
            operations                                   (344,153)      (537,166)
                                                      -----------    -----------
          Net cash used by all operating activities       152,456       (537,166)
                                                      -----------    -----------
Cash flows (used in )investing activities:
    Purchase of property and equipment                    (78,681)        (5,081)
                                                      -----------    -----------
Cash flows from financing activities:
    Repayment of debt                                     (95,324)
    Issuance of securities                                 60,000        262,164
    Deferred acquisition costs                            (55,500)      (282,272)
    Purchase of Treasury Stock                                           (34,080)
    Other                                                               (198,619)
                                                      -----------    -----------
    Total                                                 (90,824)      (252,807)
                                                      -----------    -----------
Net increase (decrease) in cash                           (17,049)      (795,054)
Cash and cash equivalents - beginning                     299,179      1,029,060
                                                      -----------    -----------
Cash and cash equivalents - ending                       $282,130       $234,006
                                                      ===========    ===========


            See Notes to Condensed Consolidated Financial Statements.

                             Laminaire Corporation
                 (Formerly THERMO-MIZER ENVIRONMENTAL CORP.) .

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)

                             Common        Additional     Accumulated      Treasury          Note
                              Stock      Paid-in Capital    Deficit         Stock          Receivable          Total
                           -----------   ---------------  -----------    -----------    ----------------    -----------
Balance, January 1, 1998        $3,952     $5,218,565    $(3,338,077)      $(71,705)          $(160,000)    $1,652,735

Issuance of equity
securities                                    998,010                                                          998,010

Reclassification to give
effect to reverse split           (689)           689

Net loss                                                  (1,188,097)                                       (1,188,097)
                           -----------    -----------    -----------    -----------    ----------------    -----------
Balance, June 30, 1998          $3,263     $6,217,264     $4,526,174       $(71,705)          $(160,000)    $1,652,735
                           ===========    ===========    ===========    ===========    ================    ===========


            See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1--BASIS OF PRESENTATION

     The accompanying interim condensed consolidated financial statements for the three and six-month periods ended June 30, 1998 and 1997 are unaudited and include all adjustments considered necessary by Management for a fair presentation. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These consolidated financial statements should be read in conjunction with the information filed as part of the Company's Annual Report on Form 10-KSB.

     The Company decided to phase out its Control Systems ("TCS") Division and product line in June 1998 because of ongoing operating losses and the estimated requirements for future investment in research and development was not deemed an effective use of the Company's limited resources. Prior to the acquisition of Laminaire, all of the Company's revenues and operations related to and were generated by TCS. The Company has restated its prior financial statements to present the operating results of TCS as a discontinued operation (see Note 5). All results of operations in 1997 are reflected as Discontinued Operations because TCS represented all of the Company's operating activities in that period. The operating assets and liabilities of TCS at June 30, 1998 are included in the caption "Net Assets of Discontinued Operation" and are stated at their estimated net realizable value. The Balance Sheet at December 31, 1997 was not restated because it was not practicable to do so.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the Company's principal accounting and financial reporting policies is as follows:

Principles of Consolidation

     The consolidated financial statements include the accounts of Laminaire Corporation and its wholly-owned subsidiary, Laminaire Corporation ("Laminaire") (collectively referred to as the "Company" or "Laminaire"). The subsidary, also named Laminaire, was acquired on October 17, 1997 in a transaction accounted for as a purchase in accordance with the requirements set forth in Opinion No. 16 of the Accounting Principles Board. Accordingly, the results of Laminaire's operations are included in the Company's consolidated financial statements commencing with the date of acquisition. Therefore, Laminaire's results of operations are included for the entire three and six-month period ended June 30, 1998, but are entirely excluded from the Company's results for the corresponding period ended June 30,1997.

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

     Service revenue is recognized when the service is performed.

Inventories

     Inventories  are stated at the lower of cost or market.  Cost is determined
using  the  first-in,   first-out  cost  flow  assumption.  At  June  30,  1998,
inventories of continuing operations consist of:

         Raw Materials                            $222,088

         Work-in-process                           173,324

         Finished Goods                            170,256
                                                   -------
         Total                                    $565,668
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

Statement of Consolidated Cash Flows

     Interest paid for the six months ended June 30, 1998 was $167,886. For the purposes of this statement, investments and time deposits having an initial term of 90 days or less are considered to be cash equivalents.

Product Development Costs

     Product   development   costs,   substantially   all  of  which  relate  to
discontinued operations, are charged to operations as incurred.

Advertising

     The Company charges advertising costs to expense as incurred. Costs related to mail order catalogs and promotional materials are charged to operations when mailed or distributed. Advertising costs charged to Continuing Operations amounted to $$21,981 and $32,873 for the three and six months ended June 30, 1998, respectively.

Basic Loss Per Share

     Basic loss per common and common equivalent share are calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period after giving retroactive effect to a one for four reverse stock split approved in June 29, 1998. The assumed exercise of outstanding warrants and options and conversion of convertible debt would have been antidilutive and, therefore, were excluded from the calculation of loss per share in all periods presented.

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

Reclassifications

     Certain fiscal 1997 amounts and balances have been reclassified to conform to the current presentation. All amounts related to the operations of TCS, are included in the caption "Discontinued operations." Prior to the acquisition of Laminaire, all of the Company's revenues and operations related to and were generated by TCS.

     All share and per share amounts give retroactive effect to the four for one reverse stock split effected June 29, 1998.

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

     The Second Note was in a principal  amount equal to the difference  between
(a) the Stockholders' Equity (as defined) of Laminaire as of September 30, 1997 minus $200,000 minus (b) the Stockholders' Equity of Laminaire as of September 30, 1996 or approximately $28000.

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

     The total principal amount of convertible debentures issued was $1,800,000 of which $1,200,000 had been converted into shares of common stock through June 30, 1997

     The Company also borrowed $200,000 from an individual investor. The terms and conditions of such borrowing have not yet been finalized and, accordingly, such note is classified as a current liability in the accompanying Consolidated Balance Sheet at June 30, 1998.

NOTE 4--INCOME TAXES

     The Company has established reserves for the entire benefit associated with the unused Federal income tax loss carryforwards.

NOTE 5--SEGMENTS AND DISCONTINUED OPERATION

     Prior to the acquisition of Laminaire, the Company had one business, the controls system business. In the period immediately following the acquisition of Laminaire, the Company operated with four divisions - Cleanroom Manufacturing ("CM"), Cleanroom Distribution ("CD"), Electronic Manufacturing ("EM"), and TCS. The LM business represents Low Margin cleanroom distribution sales involving transactions in which the Company served as a distributor for vendors that only sell through distributors. In these cases the products were drop shipped by the vendor to the end customer. A substantial portion of this segment of the business is being phased out. TCS' operations were discontinued in June 1998 because of ongoing operating losses and the estimated future investment in research and development was not deemed an effective use of the Company's resources.

     The table below sets forth the sales and operating profits contributed to continuing operations by division for the six months ended June 30, 1998. All of these operating divisions share the same facility and use a common administrative pool. These joint costs have been allocated using various formulas developed by the former management of Laminaire. The Company is currently reviewing the allocation bases being used and may revise or modify such bases.

                          CM             CD             LM            EM          Total
Sales                 $1,108,540       $867,770       $410,913      $770,784    $3,158,007

Operating expenses     1,061,561        928,386        386,663       747,985     3,124,595
                     -----------    -----------    -----------   -----------   -----------

Operating profit         $46,979       ($60,616)       $24,250       $22,799        33,412
                     ===========    ===========    ===========   ===========

Corporate                                                                          119,810
Interest and other                                                                 183,896
                                                                                ----------
Pretax loss                                                                      ($270,294)
                                                                                ==========

     Prior to the acquisition of Laminaire, all of the Company's revenues and operations pertained to and was generated by TCS. A summary of TCS' operations, all of which are included in Discontinued Operations is as follows for the six months ended June 30:

                                             1998                     1997
Revenues                                 $961,799               $1,390,191
Cost of revenues                        1,021,270                1,056,576
Gross profit                              (59,471)                 333,615
Operating expenses                       (481,483)                 879,734
Loss before taxes                        (540,934)                (546,119)


     Operating expenses for the six months ended June 30, 1998 do not include corporate, facilities and similar type expenses that have been charged to continuing operations

     The Loss on Disposal of the Discontinued Operations consists principally of write-downs of inventories, receivables on certain long-term contracts, other assets and fixed assets.

NOTE 6--LETTER OF INTENT TO ACQUIRE CRP HOLDING CORP.

     On June 26, 1998, the Company announced that it signed a letter of intent to acquire CRP Holding Corp., a Ronkonkoma, New York-based manufacturer of clean room products. The business combination, which will be accounted for as a purchase, is subject to the completion of due diligence procedures and certain other matters.

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

General

     Prior to the acquisition of Laminaire, the Company's operations had been dominated by systems contracts with customers in the pharmaceutical and chiller control industries. Fluctuations in sales, revenues and operating results occurred because of the timing of such contracts since certain larger contracts required greater amounts of vendors' materials and use of subcontractors than did other contracts. Generally, gross margins were lower on those contracts which required the purchase of significant amounts of vendor materials and services compared with contracts which were more engineering or labor intensive. In addition, the Company's engineering staff was capable of serving a significant volume of business. Thus, engineering costs did not fluctuate at the same rate as revenues. This meant that if revenues increased, gross profits increased at a faster rate than revenue. The reverse was true if revenues were to decrease below the breakeven point. Because of the Company's historical emphasis on systems sales, a substantial portion of its revenue was derived from a relatively few number of contracts. In general, the Company had less than 50 open contracts in a fiscal quarter of which fewer than ten comprise more than 50 percent of revenues for that quarter. This also meant that a small number of customers made up a large percentage of sales.

     The Company was unable to generate sufficient and timely contracts to permit it to operate at a profitably. The Company had attempted to reduce business volatility by becoming a product oriented company serving various aspects of the environmental controls industry, but its efforts, which were limited by the level of available resources, failed to make a meaningful penetration in the selected market niches. It then decided that the best way to implement its strategy was to acquire a product-based company. In October 1997, it acquired Laminaire Corporation as the first major step of this new strategy.

     Following the acquisition of Laminaire, the Company took various steps to improve operations of the Controls System Division including:

     o    Combining all operations into a single facility in Rahway, New Jersey.

     o Limiting its bidding activities for Control Systems Division ("TCS") contracts to potential contracts in which TCS anticipates having a commercial advantage over its competition. The Company has also
          instituted  new  management   review   procedures   required  for  all
          proposals.

     o Centralizing the purchasing effort and instituting new inventory controls.

     o Determining if there was a cost effective way to incorporate TCS technology into Laminaire products to give such products a competitive advantage.

     During the first half of 1998, TCS continued to impact cash flow negatively and incur operating losses. The Company determined that the costs necessary to improve TCS' operating results, including ongoing development and support costs, were significant in relation to the Company's resources and decided to focus all of its efforts and resources in the clean room industry. At the same time, it decided to phaseout of the control systems business because:

     o    TCS  requires   significant   amounts  of  research  and   development
          expenditures to maintain products at state-of-the-art levels.

     o TCS was facing increased levels of competition from companies having substantially greater financial resources.

     o The costs to perfect and introduced new versions of products were greater than the amount of resources available to the Company.

     During the quarter ended June 30, 1998, the Company restructured its management team and promoted a former senior executive from Laminaire to be its President. At the same time, the Finance Committee of the Board of Directors assumed a more active oversight responsibility. The phaseout process involves assigning and/or subconracting out to others work on contracts that were in the backlog when the phaseout decision was made. The Company may incur additional liability if subcontractors fail to perform properly and/or if problems arise with respect to contracts completed prior to the phaseout decision. The Company believes that the risk of incurring these liabilities is less than the risk of incurring ongoing operating losses from TCS' operations.

     Laminaire had operated profitably prior to its acquisition by the Company. However, subsequent to such acquisition its reported operating results are and will continue to be burdened by (i) the amortization of goodwill and other purchase adjustments required by generally accepted accounting principles and
(ii) the costs associated with being a public company. Accordingly, the Company believes that it needs a greater volume of revenue over which to spread these and other fixed costs. On June 26, 1998, the Company announced that it signed a letter of intent to acquire CRP Holding corp., a Ronkonkoma, New York-based manufacturer of clean room products. The business combination is subject to the completion of due diligence procedures and certain other matters. Both parties are committed to completing the transaction, which does not require obtaining any outside financing, as quickly as possible. When completed, the combined entity will generate annual sales of approximately $20,000,000 making it one of the leading cleanroom products companies in the Northeast part of the United States. No assurances can be given, however, that such business combination will be completed.

     Prior to the acquisition of Laminaire, all of the Company's revenues and operations related to TCS. Therefore, the acquisition of Laminaire (in a transaction accounted for as a purchase in accordance with the provisions of Opinion No 16 of the Accounting Principles Board) and the discontinuance of TCS means that the periods discussed below are not comparable in most respects.

     In general, the Company is now positioned to compete in niche markets on the basis of service and a willingness to customize. As a rule, it is not competing based on technology. Management believes that controls are in place to minimize the risk of incurring significant losses on individual contracts or projects, although no assurances can be given that no such losses will occur. The Company believes that operating losses are likely for the first two quarters of 1998, although the cash impact of such losses are likely to be less than those incurred over the immediately prior quarters. A substantial portion of the Company's backlog associated with continuing operations of $1,720,179 at August 17, 1998 will be performed during the third and fourth quarters of 1998.

     Prior to the acquisition of Laminaire, the Company had one business, the controls system business. Following the acquisition of Laminaire, the Company operates with four divisions - Cleanroom Manufacturing ("CM"), Cleanroom Distribution ("CD"), and Electronic Manufacturing ("EM"), and TCS . In June 1998, the Company discontinued TCS because of ongoing operating losses and Management's decision that TCS' research and development and other requirements did not constitute an effective use of the Company's limited resources. Prior to the acquisition of Laminaire, TCS made up all of the Company's operations.

     The table below sets forth the sales and operating profits contributed to continuing operations by each division for the six months ended June 30, 1998. All of these operating divisions share the same facility and use a common administrative pool. These joint costs have been allocated using various formulas developed by the former management of Laminaire. The Company is currently reviewing the allocation bases being used and may revise or modify such bases.

                         CM               CD           LM            EM           Total
Sales                 $1,108,540       $867,770       $410,913      $770,784    $3,158,007
Operating expenses     1,061,561        928,386        386,663       747,985     3,124,595
                     -----------    -----------    -----------   -----------   -----------
Operating profit         $46,979       ($60,616)       $24,250       $22,799        33,412
                     ===========    ===========    ===========   ===========
Corporate                                                                         119,810
Interest and other                                                                183,896
                                                                               -----------
Pretax loss                                                                     ($270,294)
                                                                               ===========

     The LM business represents Low Margin cleanroom distribution sales involving transactions in which the Company served as a distributor for vendors that only sell through distributors. In these cases the products were drop shipped by the vendor to the end customer. A substantial portion of this segment of the business is being phased out.

     General and administrative expenses for the six months ended June 30, 1998 include $38,896 relating to the amortization of goodwill and purchase adjustments. Such expenses also include expenses of $263,902 associated with the Company being a public entity. A significant portion of those costs is noncash in nature.

     No net benefit was recognized for the benefit of Federal income tax loss carryforwards because of the uncertainty of utilization of such carryforwards.

Discontinued Operation

     In June 1998, the Company discontinued TCS because of ongoing losses and Management's decision that TCS' research and development requirements did not constitute an effective use of the Company's limited resources. Prior to the acquisition of Laminaire, TCS made up all of the Company's operations.

     A summary of TCS' operations for the six months ended June 30, 1998 and 1997 follows:

                                        1998                       1997
        Revenues                    $961,799                 $1,390,191
        Cost of revenues           1,021,270                  1,056,576
        Gross profit                 (59,471)                   333,615
        Operating expenses          (481,483)                   879,734
        Loss before taxes           (540,934)                  (546,119)

     Operating expenses of TCS for the six months ended June 30, 1998 exclude corporate, facilities and similar type expenses that have been charged to continuing operations

     The Company completed an initial public offering of its common stock and warrants in March 1996. Thereafter, it commenced implementing a strategy designed to make it a product and service, rather than a systems driven business. This strategy required it to make a variety of investments in human resources, management systems and product development which negatively impacted earnings during the fiscal year ended June 30, 1997. At the same time, TCS introduced a new product and commenced two major contracts that incorporated such product. TCS required longer than expected to identify and correct certain problems which arose in connection with the operation of this new product which resulted in it incurring a substantial loss during the periods of contract performance. The loss was caused because significant amounts of engineering labor and subcontractor assistance were required on these jobs to analyze and address the problems. Both of these contracts were closed finally in March 1998, and all estimated losses have been accrued. TCS also did not make a meaningful penetration into the targeted Continuous Emissions Monitoring business or obtain significant contracts from new customers despite increased marketing efforts. Therefore, its overall revenues were not sufficient to cover its overheads.

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

First , Second and Third Notes - The First Note bears interest at the rate of 10% per annum and is payable in 60 equal monthly installments principal and interest of $33,830 commencing November 16, 1997 with a final payment of principal of $1,000,000 due on October 16, 2002. The First Note is convertible into shares of Common Stock at a conversion price per share equal to $1. The First Note becomes convertible for a period of two years commencing April 16, 1998 in amounts not exceeding $500,000 for each four month period. The Second Note will be in a principal amount equal to the difference between (a) the Stockholders' Equity (as defined) of Laminaire as of September 30, 1997 minus $200,000 minus (b) the Stockholders' Equity of Laminaire as of September 30, 1996. In the event that the adjustment to the purchase price is negative, the principal amount of the First Note will be reduced by such amount. The Second Note, which bears interest at the rate of 15% per annum, was to be due on June 30, 1998; however, the final principal amount of the Second Note has not yet been determined.

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

     Subsequent to June 30, 1997 but prior to the closing of the Laminaire acquisition, the Company issued convertible debentures (the "First Debentures") to ten investors, in the aggregate principal amount of $1,450,000 pursuant to Regulation S under the Securities Act of 1933, as amended, (the "Securities Act"). Concurrent with the closing of the acquisition of Laminaire on October 16, 1997, the Company also issued 326,521 shares of its Common Stock to a single investor for aggregate consideration of $200,000 pursuant to Regulation S under the Securities Act and issued convertible debentures (the "Debentures") to three investors in the principal amount of $300,000 pursuant to Regulation S under the Securities Act. The Company will pay interest to the holders of the Debenture at the rate of 5% per annum. Interest on the Debentures is payable in cash or Common Stock of the Company, at the Company's discretion. The Debentures, which are unsecured, are convertible into shares of the Company's Common Stock at any time beginning 41 days after the date of issuance, at a price per share equal to the lesser of 70% of the average closing bid price for the five trading days preceding: (i) the date of conversion or (ii) the date of closing, October 16, 1997. Through June 30, 1998, an aggregate of $1,312,500 of the principal amount of the Debentures have been converted into 7,119,807 shares of Common Stock.

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

     The Company also borrowed $200,000 from an individual investor in September 1997, the terms and conditions of which have not yet been finalized.

     To the extent that a portion of principal of the Convertible Note and Debentures is not converted, the Company will seek a funding source to refinance such indebtedness. No assurance can be given that the Company will be successful in such efforts.

     The National Association of Securities Dealers, Inc. (the "NASD"), which administers The NASDAQ SmallCap Market, sets the criteria for continued eligibility on the NASDAQ SmallCap Market. NASDAQ advised the Company that it was not in compliance with the maintenance requirements for continued listing and, accordingly, delisted the Company's securities from the NASDAQ SmallCap Market. Trading in the Company's securities now takes place in the non-NASDAQ over-the-counter market in what are commonly referred to as the electronic bulletin board (known as the "OTC"), and on the Boston Stock Exchange. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. Furthermore, the Company may experience greater difficulty in obtaining financing if and when needed.

Lack of Credit Facilities - The Company does not have any working capital or other credit facilities. The Company is dependent on revenue from operations and, to date, has satisfied its obligations in the normal course of business, although the payment cycle for certain vendors, particularly those for TCS, have been stretched. However, it may require credit facilities or other source of liquidity to meet the needs of its business, particularly in light of its history of operating losses. No assurance can be given that it will obtain such financing or, if available, on terms acceptable to the Company.

     The Company is exploring options to reduce its interest costs. These options include, but are not limited to, a possible sale/leaseback of its building with the proceeds used to repay outstanding indebtedness. No assurances can be given that any option being considered will be successfully completed.

Seasonality

The demand for the Company's products is not seasonal. However, lengthy stretches of inclement weather can create delays in the performance of some systems contracts.

New Accounting Pronouncements

     No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on the Company's financial position or reported results of operations.

PART II   OTHER INFORMATION

 Item 1   Legal Proceedings

          None

 Item 2   Changes in Securities

            See Note 3 to the Condensed Financial Statements

 Item 3   Defaults on Senior Securities

          None

 Item 4   Submission of Matters to a Vote of Shareholders

     At its Annual Meeting of Shareholders held on June 29, 1998, the shareholders:

     o    Elected Charles Garay as a director for a term of three years;

     o    Ratified  the   appointment  of  Eichler,   Bergsman  &  Co.,  LLP  as
          independent auditors for 1998.

     o Approved an amendment to the Company's Articles of Incorporation to change the name of the Company to Lamnaire Corporation;

     o Ratified the amendment of the Company's Articles of Incorporation to effect a one-for-four reverse stock split of its common stock;

     o    Approved the adoption of a Stock Incentive Plan for the Company.


Item 5    Other Information

          None

Item 6    Exhibits and Reports on Form 8-K

          None

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Laminaire Corporation
                                                  (Registrant)




                                               /S/ Gerard M. Gallagher
                                               -----------------------
                                                   GERARD M. GALLAGHER

                                               Gerard M. Gallagher
                                               Vice President, CFO


Date: August  18, 1998