Form 10QSB
period 1998-09-30
LAMINAIRE CORP
filed 1998-11-19
CIK 934379

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months Ended                                 Commission File Number
   September 30, 1998                                          33-87284-N4

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

Yes __X___      No _____


At October 28, 1998, the latest practicable date, there were 3,855,267 shares of Common Stock outstanding, $.001 par value.

                              Laminaire Corporation

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.
FINANCIAL INFORMATION

Item 1.:

Unaudited Consolidated Financial Statements:

Condensed Consolidated Balance Sheets
as of September 30, 1998 and December 31, 1997                                3

Condensed Consolidated Statements of Operations
for the nine months ended September 30, 1998 and 1997                         5

Condensed Consolidated Statements of Operations                               6
for the three months ended September 30, 1998 and 1997

Condensed Statements of Consolidated Cash Flows
for the nine months ended September 30, 1998 and 1997                         7

Condensed Consolidated Statement of Stockholders' Equity for the nine
months ended September 30, 1998                                               8

Notes to Condensed Consolidated Financial Statements                          9

Item 2.

Management's Discussion and Analysis of
Financial Condition and Results of Operations                                16

PART II.
OTHER INFORMATION                                                            23

                              Laminaire Corporation
                   (Formerly THERMO-MIZER ENVIRONMENTAL CORP.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                            September 30,199   December 31, 1997
                                               (unaudited)         (Note 1)
                                                ----------        ----------

Current Assets:
  Cash                                          $  127,675        $  299,179
  Accounts receivable-net of allowance
    of  $ -0- and $66,600                          735,717         1,229,129
  Inventories                                      476,173           790,180
  Unbilled receivables                                 -0-            14,236

  Prepaid expenses and other                       147,842           189,676
                                                ----------        ----------

        Total Current Assets                     1,487,407         2,522,400

Property and Equipment - net                     2,316,033         2,378,228

Other Assets, principally goodwill               2,038,873         2,538,815
                                                ----------        ----------

Total Assets                                    $5,842,313        $7,439,443
                                                ==========        ==========


            See Notes to Condensed Consolidated Financial Statements.

                              Laminaire Corporation
                   (Formerly THERMO-MIZER ENVIRONMENTAL CORP.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     September 30, 1998   December 31, 1997
                                                         (unaudited)           (Note 1)
                                                         -----------         -----------
Current Liabilities:
  Notes payable and current
    Installments of long-term debt                       $   400,000         $   490,479
  Accounts payable                                           868,671             763,651
  Billings in excess of revenues                                 -0-              26,103
  Accrued expenses and other                                 318,696             517,597
  Net current liabilities of discontinued operation          208,139
                                                         -----------
        Total Current Liabilities                          1,795,506           1,797,830
                                                         -----------         -----------

Long-Term Debt                                             2,781,040           3,988,878
                                                         -----------         -----------
Commitments and Contingencies

Stockholders' Equity:
  Common Stock, $.001 par value,
    25,000,000 shares authorized;                             10,691               3,952
    3,855,267 and 988,021 shares issued
  Additional paid-in capital                               6,209,836           5,218,565
  Deficit                                                 (4,723,055)         (3,338,077)
                                                         -----------         -----------
  Total                                                    1,497,472           1,884,440
  Less - Note receivable                                    (160,000)           (160,000)
         Treasury Stock-at cost                              (71,705)            (71,705)
                                                         -----------         -----------
  Stockholders' Equity-net                                 1,265,767           1,652,735
                                                         -----------         -----------
Total Liabilities and Stockholders' Equity               $ 5,842,313         $ 7,439,443
                                                         ===========         ===========


            See Notes to Condensed Consolidated Financial Statements.

                              Laminaire Corporation
                   (Formerly THERMO-MIZER ENVIRONMENTAL CORP.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                      1998              1997
                                                  -----------       -----------
CONTINUING OPERATIONS:
Sales                                             $ 1,565,058
Cost of Sales                                       1,158,457
                                                  -----------
Gross Profit                                          406,601

Selling and administrative expenses                   456,920
                                                  -----------
Operating loss                                        (50,319)
Other-net (principally interest)                      (58,184)
Income taxes                                               --
                                                  -----------
Loss from continuing operations                      (108,503)
DISCONTINUED OPERATIONS:
Loss from operations                                                $  (379,207)
Loss from disposal and close down                     (87,891)
Los from discontinued operation                                        (379,207)
                                                  -----------       -----------
NET LOSS                                          $  (196,881)      $  (379,207)
                                                  ===========       ===========
BASIC LOSS PER SHARE:
Continuing Operations                             $      (.03)
Discontinued Operations                                  (.03)      $      (.52)
                                                  -----------       -----------
Net Loss                                          $      (.06)      $      (.52)
                                                  ===========       ===========
Weighted average number of common
Shares outstanding                                  3,264,702           750,208
                                                  ===========       ===========


            See Notes to Condensed Consolidated Financial Statements.

                              Laminaire Corporation
                   (Formerly THERMO-MIZER ENVIRONMENTAL CORP.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                      1998              1997
                                                  -----------       -----------
CONTINUING OPERATIONS:
Sales                                             $ 4,723,066
Cost of sales                                       3,453,532
                                                  -----------
Gross profit                                        1,269,534

Selling and administrative expenses                 1,284,637
                                                  -----------
Operating loss                                        (15,103)
Other- net (principally interest)                    (217,371)
                                                  -----------
Loss from continuing operations                      (232,474)
                                                  -----------

DISCONTINUED OPERATIONS:
Loss from operations                                 (540,934)      $  (944,533)
                                                                    -----------
Loss from disposal and close down                    (611,570)
                                                  -----------
Loss from discontinued operation                   (1,152,504)         (944,503)
                                                  -----------       -----------

NET LOSS                                          $(1,384,978)      $  (944,503)
                                                  ===========       ===========

BASIC LOSS PER SHARE:
Continuing Operations                             $      (.08)
Discontinued Operations                                  (.45)      $     (1.46)
                                                  -----------       -----------
Net Loss                                          $      (.53)      $     (1.46)
                                                  ===========       ===========
Weighted average number of common
shares outstanding                                  2,593,187           647,144
                                                  ===========       ===========


            See Notes to Condensed Consolidated Financial Statements.

                              Laminaire Corporation
                   (Formerly THERMO-MIZER ENVIRONMENTAL CORP.)

                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                         1998           1997
                                                     -----------    -----------

Cash flows from operating activities:
  Net loss                                           $(1,384,978)   $  (944,533)
  Adjustments to reconcile net earnings
    to net cash provided by operating
    Activities:
      Loss from discontinued operations                1,152,504        944,533
      Depreciation and amortization                      213,164
      Decrease in net operating assets                   901,570
                                                     -----------
      Net cash provided by
        continuing operations                            882,260
      Net cash(used by) discontinued
        Operations                                      (677,476)      (469,505)
                                                     -----------    -----------
      Net cash used by all operating activities          204,784       (469,505)
                                                     -----------    -----------

Cash flows (used in )investing activities:
  Purchase of property and equipment                     (78,681)        (5,081)
                                                     -----------    -----------

Cash flows from financing activities:
  Issuance of convertible debt                                        1,450,000
  Repayment of debt                                     (265,107)            --
  Issuance of securities                                  60,000        262,164
  Deferred acquisition costs                             (92,500)      (282,272)
  Purchase of Treasury Stock                                            (34,080)
  Other                                                                (198,619)
                                                                    -----------
  Total                                                 (297,607)       722,517
                                                     -----------    -----------

Net increase (decrease) in cash                         (171,504)       975,414
Cash and cash equivalents - beginning                    299,179      1,029,060
                                                     -----------    -----------
Cash and cash equivalents - ending                   $   127,675    $ 2,004,474
                                                     ===========    ===========


            See Notes to Condensed Consolidated Financial Statements.

                              Laminaire Corporation
                   (Formerly THERMO-MIZER ENVIRONMENTAL CORP.)


            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                     Common          Additional      Accumulated      Treasury          Note
                                     Stock         Paid-in Capital      Deficit        Stock         Receivable           Total
                                    -------          ----------      -----------      --------        ---------         ----------
Balance, January 1, 1998
                                     $3,952          $5,218,565      $(3,338,077)     $(71,705)       $(160,000)        $1,652,735
Issuance of equity securities
                                      7,428             990,582                                                            998,010
Reclassification to give
effect to reverse split                (689)                689

Net loss                                                              (1,384,978)                                       (1,384,978)
                                                                                                                       -----------

Balance, September 30, 1998
                                    $10,691          $6,209,836      $(4,723,055)     $(71,705)       $(160,000)        $1,265,767
                                    =======          ==========      ============     =========       ==========        ==========


            See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1--BASIS OF PRESENTATION

     The accompanying interim condensed consolidated financial statements for the three and nine-month periods ended September 30, 1998 and 1997 are unaudited and include all adjustments considered necessary by Management for a fair presentation. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These consolidated financial statements should be read in conjunction with the information filed as part of the Company's Annual Report on Form 10-KSB.

     The Company decided to phase out the Control Systems ("TCS") Division and product line in June 1998 because of ongoing operating losses and the estimated requirement for future investment in research and development was not deemed an effective use of the Company's limited resources. Prior to the acquisition of Laminaire, all of the Company's revenues and operations related to and were generated by TCS. The Company has restated its prior financial statements to present the operating results of TCS as a discontinued operation (see Note 5). All results of operations in 1997 are reflected as Discontinued Operations because TCS represented all of the Company's operating activities in that period. The operating assets and liabilities of TCS at September 30, 1998 are included in the caption "Net Liabilities of Discontinued Operation" and are stated at their estimated net realizable value. The Consolidated Balance Sheet at December 31, 1997 was not restated because it was not practicable to do so.

     The Company changed its name from Thermo-Mizer Environmental Corp. to Laminaire Corporation in June 1998.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the Company's principal accounting and financial reporting policies is as follows:

Principles of Consolidation

     The consolidated financial statements include the accounts of Laminaire Corporation and its wholly-owned subsidiary, Laminaire Corporation ("Laminaire") (collectively referred to as the "Company" or "Laminaire"). The subsidary, also named Laminaire, was acquired on October 17, 1997 in a transaction accounted for as a purchase in accordance with the requirements set forth in Opinion No. 16 of the Accounting Principles Board. Accordingly, the results of Laminaire's operations are included in the Company's consolidated financial statements commencing with the date of acquisition. Therefore, Laminaire's results of operations are included for the entire three and nine-month period ended September 30, 1998, but are entirely excluded from the Company's results for the corresponding period ended September 30,1997.

     All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

     Revenue for product sales is recognized in the period in which the product is shipped.

Inventories

     Inventories are stated at the lower of cost with cost being determined using the first-in, first-out cost flow assumption. At September 30, 1998, inventories of continuing operations consist of:

          Raw Materials                                       $199,923

          Work-in-process                                       71,277

          Finished Goods                                       204,973
                                                              --------
          Total                                               $476,173
                                                              ========

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

Statement of Consolidated Cash Flows

     Interest paid for the nine months ended September 30, 1998 was approximately $160,000. For the purposes of this statement, investments and time deposits having an initial term of 90 days or less are considered to be cash equivalents.

Product Development Costs

     Product   development   costs,   substantially   all  of  which  relate  to
discontinued operations, are charged to operations as incurred.

Advertising

     The Company charges advertising costs to expense as incurred. Costs related to mail order catalogs and promotional materials are charged to operations when mailed or distributed. Advertising costs charged to Continuing Operations amounted to $1,306 and $4,750 for the three and nine months ended September 30, 1998, respectively.

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

Reclassifications

     Certain fiscal 1997 amounts and balances have been reclassified to conform to the current presentation. All amounts related to the operations of TCS are included in the caption "Discontinued operations." Prior to the acquisition of Laminaire, all of the Company's revenues and operations related to and were generated by TCS.

     All share and per share amounts give retroactive effect to the four for one reverse stock split effected June 29, 1998.

NOTE 3--ACQUISITION OF LAMINAIRE CORPORATION

     On October 16, 1997, the Company acquired all of the outstanding shares of Common Stock of Old Laminaire from Garay LLC for a purchase price of $3,200,000, subject to adjustment based on Old Laminaire's operating performance during the period immediately prior to the acquisition. Garay LLC is an affiliate of Charles Garay, who became a director of the Company following the acquisition of Old Laminaire. The purchase price consisted of a cash payment of $1,000,000, a convertible promissory note in the principal amount of $2,200,000 (the "First Note") and a promissory note with a principal amount to be determined (the "Second Note").

First, Second and Third Notes - The First Note bears interest at the rate of 10% per annum and is payable in 60 equal monthly installments principal and interest of $33,830 commencing November 16, 1997 with a final payment of principal of $1,000,000 due on October 16, 2002. The First Note is convertible into shares of Common Stock at a conversion price per share equal to $1. The First Note became convertible for a period of two years commencing April 16, 1998 in amounts not exceeding $500,000 for each four month period. The Second Note was in a principal amount equal to the difference between (a) the Stockholders' Equity (as defined) of Old Laminaire as of September 30, 1997 minus $200,000 minus (b) the Stockholders' Equity of Old Laminaire as of September 30, 1996 or approximately $28,000.

     In conjunction with the acquisition of Old Laminaire, the Company issued a promissory note to Charles Garay in the principal amount of $90,479 (the "Third Note") to replace an existing liability due to Mr. Garay by the acquired company. The Third Note, and all accrued interest at the rate of 15% per annum.

     The Second and Third Notes were paid in October 1998.

     The Company's obligations under the First Note are secured by first priority security interests in the real property and all tangible and intangible personal property, including inventory and accounts receivable, of Old Laminaire. The security agreement underlying the First Note also contains various financial ratios.

     In conjunction with the acquisition of all of the outstanding common stock of Old Laminaire, the Company paid all of Old Laminaire's obligations, amounting to approximately $1,100,000, to Corestates National Bank ("Corestates") under a mortgage secured by Old Laminaire's interest in its real property and building located in Rahway, New Jersey.

     The Company's operations have been generating sufficient cash flow to service the First Note, although no assurances can be given that this trend will continue for the term of the First Note.

Other Financings - The funds in excess of those provided by the issuance of the notes to Garay LLC utilized by the Company to purchase the common stock of Old Laminaire and satisfy Old Laminaire's obligations to Corestates were obtained from the issuance of (i) Common Stock of the Company for aggregate consideration of $200,000 and (ii) convertible promissory notes and debentures for $2,300,000.

     Subsequent to June 30, 1997 but prior to the closing of the Laminaire acquisition, the Company issued convertible debentures (the "First Debentures") to ten investors, in the aggregate principal amount of $1,450,000 pursuant to Regulation S under the Securities Act of 1933, as amended, (the "Securities Act"). Concurrent with the closing of the acquisition of Laminaire on October 16, 1997, the Company also issued 96,630 shares of its Common Stock to a single investor for aggregate consideration of $200,000 pursuant to Regulation S under the Securities Act and issued convertible debentures (the "Debentures") to three investors in the principal amount of $300,000 pursuant to Regulation S under the Securities Act. The Company will pay interest to the holders of the Debenture at the rate of 5% per annum. Interest on the Debentures is payable in cash or Common Stock of the Company, at the Company's discretion. The Debentures, which are unsecured, became convertible into shares of the Company's Common Stock beginning 41 days after the date of issuance, at a price per share equal to the lesser of 70% of the average closing bid price for the five trading days preceding: (i) the date of conversion or (ii) the date of closing, October 16, 1997. Through September 30, 1998, an aggregate of $1,250,000 of the principal amount of the Debentures has been converted into Common Stock.

     Concurrent with the closing of the acquisition of Laminaire, the Company issued a convertible promissory note (the "Convertible Note") to Norwood Venture Corp. in the principal amount of $500,000 pursuant to Regulation D under the Securities Act. The Company is obligated pay interest to the holders of the Convertible Note at the rate of 10% per annum. The Company's obligations under the Convertible Note were secured by a first security interest in the TCS accounts receivable and a lien that is second in priority to that of Garay LLC, the seller of the common stock of Laminaire, with respect to the inventory and equipment of the Company and the accounts receivable, inventory and equipment of Laminaire. Laminaire also executed a guaranty in favor of Norwood with respect to the Company's obligations under the Convertible Note. The Convertible Note is convertible into shares of the Company's Common Stock at any time at a price per share equal to the lesser of 70% of the average closing bid price for the five trading days preceding (i) the date of closing or conversion. In June 1998, the Company discontinued the operations of TCS, thereby affecting Norwood's collateral position. In November 1998, the Company agreed to substitute the common stock of Old Laminaire and a second mortgage on the Rahway building for the TCS receivables as collateral under the Norwood agreement. The Company has the right to substitute accounts receivable in lieu of the common stock of Old Laminaire if certain conditions are met. Furthermore, Norwood will relinquish its second mortgage on the Rahway building if the Company refinances such building and uses the proceeds therefrom to satisfy the First Note.

     The Company also borrowed $200,000 from an individual investor. The terms and conditions of such borrowing have not yet been finalized and, accordingly, such note is classified as a current liability in the accompanying Consolidated Balance Sheet at September 30, 1998.

NOTE 4--INCOME TAXES

     The Company has established reserves for the entire benefit associated with the unused Federal income tax loss carryforwards.

NOTE 5--SEGMENTS AND DISCONTINUED OPERATION

     Prior to the acquisition of Old Laminaire, the Company had one business, the controls system business. In the period immediately following the acquisition of Laminaire, the Company operated with four divisions - Cleanroom Manufacturing ("CM"), Cleanroom Distribution ("CD"), Electronic Manufacturing ("EM"), and TCS. The LM business represents Low Margin cleanroom distribution sales involving transactions in which the Company served as a distributor for vendors that only sell through distributors. In these cases the products were drop shipped by the vendor to the end customer. A substantial portion of this segment of the business is being phased out. TCS' operations were discontinued in June 1998 because of ongoing operating losses and the estimated future investment in research and development was not deemed an effective use of the Company's resources.

     The table below sets forth the sales and operating profits contributed to continuing operations by division for the nine months ended September 30, 1998. All of these operating divisions share the same facility and use a common administrative pool. These joint costs have been allocated using various formulas developed by the former management of Old Laminaire. The Company is currently reviewing the allocation bases being used and may revise or modify such bases.

                                   CM            CD            EM         Total
                                   --            --            --         -----
Sales                      $1,740,167    $1,810,418    $1,172,481    $4,723,066

Operating expenses          1,619,911     1,859,218     1,143,121     4,622,252

Operating profit              120,256      (48,800)        29,360       100,814

Corporate/G&A                                                           171,417

Interest and other                                                      217,371
                                                                     ----------
Pretax loss                                                          $ (287,974)
                                                                     ==========

     Prior to the acquisition of Old Laminaire, all of the Company's revenues and operations pertained to and was generated by TCS. A summary of TCS' operations, all of which are included in Discontinued Operations is as follows for the nine months ended September 30, 1998:

                                                               1998
                                                         ----------
Revenues                                                 $  961,799
Cost of revenues                                          1,021,270
Gross profit                                               (59,471)
Operating expenses                                        (481,483)
Loss before taxes                                         (540,934)

     The amounts above relate to operating results prior to the date of discontinuance. All results thereafter are included as part of the closedown costs of TCS. Operating expenses for the nine months ended September 30, 1998 do not include corporate, facilities and similar type expenses that have been charged to continuing operations.

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

General

     Prior to the acquisition of Old Laminaire, the Company's operations consisted principally of systems contracts with customers in the pharmaceutical and chiller control industries. Fluctuations in sales, revenues and operating results occurred because of the timing of such contracts since certain larger contracts required greater amounts of vendors' materials and use of subcontractors than did other contracts. Generally, gross margins were lower on those contracts which required the purchase of significant amounts of vendor materials and services compared with contracts which were more engineering or labor intensive. In addition, the Company's engineering staff was capable of serving a significant volume of business. Thus, engineering costs did not fluctuate at the same rate as revenues. This meant that if revenues increased, gross profits increased at a faster rate than revenue. The reverse was true if revenues were to decrease below the breakeven point.

     The Company was unable to generate sufficient and timely contracts to permit it to operate profitably and, accordingly, attempted to reduce business volatility by becoming a product-oriented company serving various aspects of the environmental controls industry. However, its efforts, which were limited available resources, failed to make a meaningful penetration in the selected market niches. It then decided that the best way to implement its strategy was to acquire a product-based company. In October 1997, it acquired Old Laminaire as the first major step of this new strategy.

     Following the acquisition of Old Laminaire, the Company took various steps to improve the operating results of its traditional core business that became known as the Controls System Division ("TCS"), including:

o    Combining all operations into a single facility in Rahway, New Jersey.

o    Trying to identify and correct defects in newly-introduced products.

o Limiting bidding activities for TCS contracts to potential contracts in which TCS anticipated having a commercial advantage over its competition and which did not include products experiencing significant technical problems.

o Investigating whether there was a cost effective way to incorporate TCS technology into Old Laminaire products to give such products a competitive advantage.

     Despite the foregoing efforts, TCS continued to impact cash flow negatively and incur operating losses. The Company determined that the costs necessary to improve TCS' operating results, including ongoing development and support costs, were and would continue to be material in relation to the Company's resources. Furthermore, there was no certainty that profitability could be achieved in the foreseeable future. The Company, therefore, concluded that it was in its best interests to focus all of its efforts and resources in the clean room industry.

     During the quarter ended June 30, 1998, the Company replaced its President with a former senior executive from Old Laminaire. At the same time, the Finance Committee of the Board of Directors assumed a more active strategic and oversight role in the Company. Management then subcontracted out as much of the TCS open commitments as possible and eliminated its staff by September 30, 1998.

     In August 1998, The Company advised its former President that his employment agreement was being terminated for cause. He has verbally indicated that he may contest this decision by instituting legal action, although no such action has commenced. The Company, based on discussion with counsel, believes that the former president's contentions are without merit and, accordingly, no provision for loss has been recorded. The Board of Directors has also voted, subject to shareholder approval, to remove the former president from the Board.

     Old Laminaire had operated profitably prior to its acquisition by the Company. However, subsequent to such acquisition its reported operating results are and will continue to be burdened by (i) the amortization of goodwill and other purchase adjustments required by generally accepted accounting principles and (ii) the costs associated with being a public company. Accordingly, the Company believes that it needs a greater volume of revenue over which to spread these and other fixed costs. On June 26, 1998, the Company announced that it signed a letter of intent to acquire CRP, which business combination is subject to the completion of due diligence procedures and certain other matters. Both parties are committed to completing the transaction, which does not require obtaining any outside financing, as quickly as possible. When completed, the combined entity will generate annual sales of approximately $20,000,000 making it one of the leading cleanroom products companies in the Northeast part of the United States. Management also expects major cost savings by combining these two entities into one facility. No assurances can be given, however, that such business combination will be completed.

     In general, the Company is now positioned to compete in niche markets on the basis of service and a willingness to customize. As a rule, it is not competing based on technology. Management believes that controls are in place to minimize the risk of incurring significant losses on individual contracts or projects, although no assurances can be given that no such losses will occur. The Company believes that operating losses are likely to continue throughout 1998, although the cash impact of such operating losses is likely to be less than those incurred over the immediately prior quarters.

     Prior to the acquisition of Old Laminaire, the Company had one business, the controls system business. Immediataely following the acquisition of Old Laminaire, the Company operated with four divisions - Cleanroom Manufacturing ("CM"), Cleanroom Distribution ("CD"), and Electronic Manufacturing ("EM") (all of which were acquired from Old Laminaire), and TCS. In June 1998, the Company discontinued TCS because of ongoing operating losses and Management's decision that the risk associated with TCS' research and development and other requirements did not constitute an effective use of the Company's limited resources. Prior to the acquisition of Old Laminaire, TCS made up all of the Company's operations.

     The table below sets forth the sales and operating profits contributed to continuing operations by each division for the nine months ended September 30, 1998. All of these operating divisions share the same facility and use a common administrative pool. These joint costs have been allocated using various formulas developed by the former management of Old Laminaire. The Company is currently reviewing the allocation bases being used and may revise or modify such bases.

                                   CM            CD            EM         Total
                           ----------    ----------    ----------    ----------
Sales                      $1,740,167    $1,810,418    $1,172,481    $4,723,066

Operating expenses          1,619,911     1,859,218     1,143,121     4,622,252

Operating profit              120,256      (48,800)        29,360       100,814

Corporate/G&A                                                           171,417

Interest and other                                                      217,371
                                                                     ----------
Pretax loss                                                          $ (287,974)
                                                                     ==========

     General and administrative expenses for the nine months ended September 30, 1998 include approximately $39,000 relating to the amortization of goodwill and purchase adjustments. Such expenses also include costs of approximately $265,000 associated with the Company being a public entity. A significant portion of those costs is noncash in nature.

     No net benefit was recognized for the benefit of Federal income tax loss carryforwards because of the uncertainty of utilization of such carryforwards.

Discontinued Operation

     As previously indicated, the Company discontinued TCS in June 1998. A summary of TCS' operations for the nine months ended September 30, 1998 and 1997 follow

                                                               1998
                                                         ----------
Revenues                                                 $  961,799
Cost of revenues                                          1,021,270
Gross profit                                               (59,471)
Operating expenses                                        (481,483)
Loss before taxes                                         (540,934)

     The amounts above relate to operating results prior to the date of discontinuance. All results thereafter are included as part of the closedown costs of TCS. Operating expenses of TCS for the nine months ended September 30, 1998 exclude corporate, facilities and similar type expenses that have been charged to continuing operations

     The Company completed an initial public offering of its common stock and warrants in March 1996. Thereafter, it attempted to become a product and service, rather than a systems driven business. This strategy required it to make a variety of investments in human resources, management systems and product development which negatively impacted earnings during the fiscal year ended June 30, 1997. At the same time, TCS introduced a new product and commenced two major contracts that incorporated such product. TCS required longer than expected to identify and correct certain problems which arose in connection with the operation of this new product which resulted in it incurring a substantial loss during the periods of contract performance. The loss was caused because significant amounts of engineering labor and subcontractor assistance were required on these jobs to analyze and address the problems. Both of these contracts were closed finally in March 1998, and all estimated losses have been accrued. TCS also did not make a meaningful penetration into the targeted Continuous Emissions Monitoring business or obtain significant contracts from new customers despite increased marketing efforts. Therefore, its overall revenues were not sufficient to cover its overheads.

     The foregoing factors resulted in the Company changing its overall strategy and determining that it should acquire Old Laminaire as a means of stabilizing its operations. At the same time, it ceased many of its initiatives with regard to its traditional systems business and will concentrate its future efforts on Old Laminaire's product lines and selected systems business that appears to require no new product development efforts.

Liquidity and Capital Resources

     On October 16, 1997, the Company acquired all of the outstanding shares of Common Stock of Old Laminaire from Garay LLC for a purchase price of $3,200,000, subject to adjustment based on Old Laminaire's operating performance during the period immediately prior to the acquisition. Garay LLC is an affiliate of Charles Garay, who became a director of the Company following the acquisition of Old Laminaire. The purchase price consisted of a cash payment of $1,000,000, a convertible promissory note in the principal amount of $2,200,000 (the "First Note") and a promissory note with a principal amount to be determined (the "Second Note").

First, Second and Third Notes - The First Note bears interest at the rate of 10% per annum and is payable in 60 equal monthly installments principal and interest of $33,830 commencing November 16, 1997 with a final payment of principal of $1,000,000 due on October 16, 2002. The First Note is convertible into shares of Common Stock at a conversion price per share equal to $1. The First Note became convertible for a period of two years commencing April 16, 1998 in amounts not exceeding $500,000 for each four month period. The Second Note was in a principal amount equal to the difference between (a) the Stockholders' Equity (as defined) of Old

Laminaire as of September 30, 1997 minus $200,000 minus (b) the Stockholders' Equity of Old Laminaire as of September 30, 1996 or approximately $28,000.

     In conjunction with the acquisition of Old Laminaire, the Company issued a promissory note to Charles Garay in the principal amount of $90,479 (the "Third Note") to replace an existing liability due to Mr. Garay by the acquired company. The Third Note, and all accrued interest at the rate of 15% per annum.

     The Second and Third Notes were paid by October 31, 1998.

     The Company's obligations under the First Note are secured by first priority security interests in the real property and all tangible and intangible personal property, including inventory and accounts receivable, of Old Laminaire. The security agreement underlying the First Note also contains various financial ratios.

     In conjunction with the acquisition of all of the outstanding common stock of Old Laminaire, the Company paid all of Old Laminaire's obligations, amounting to approximately $1,100,000, to Corestates National Bank ("Corestates") under a mortgage secured by Old Laminaire's interest in its real property and building located in Rahway, New Jersey.

     The Company's operations have been generating sufficient cash flow to service the First Note, although no assurances can be given that this trend will continue for the term of the First Note.

Other Financings - The funds in excess of those provided by the issuance of the notes to Garay LLC utilized by the Company to purchase the common stock of Old Laminaire and satisfy Old Laminaire's obligations to Corestates were obtained from the issuance of (i) Common Stock of the Company for aggregate consideration of $200,000 and (ii) convertible promissory notes and debentures for $2,300,000.

     Subsequent to June 30, 1997 but prior to the closing of the Laminaire acquisition, the Company issued convertible debentures (the "First Debentures") to ten investors, in the aggregate principal amount of $1,450,000 pursuant to Regulation S under the Securities Act of 1933, as amended, (the "Securities Act"). Concurrent with the closing of the acquisition of Laminaire on October 16, 1997, the Company also issued 96,630 shares of its Common Stock to a single investor for aggregate consideration of $200,000 pursuant to Regulation S under the Securities Act and issued convertible debentures (the "Debentures") to three investors in the principal amount of $300,000 pursuant to Regulation S under the Securities Act. The Company will pay interest to the holders of the Debenture at the rate of 5% per annum. Interest on the Debentures is payable in cash or Common Stock of the Company, at the Company's discretion. The Debentures, which are unsecured, became convertible into shares of the Company's Common Stock beginning 41 days after the date of issuance, at a price per share equal to the lesser of 70% of the average closing bid price for the five trading days preceding: (i) the date of conversion or (ii) the date of closing, October 16, 1997. Through September 30, 1998, an aggregate of $1,250,00 of the principal amount of the Debentures has been converted into Common Stock.

     Concurrent with the closing of the acquisition of Laminaire, the Company issued a convertible promissory note (the "Convertible Note") to Norwood Venture Corp. in the principal amount of $500,000 pursuant to Regulation D under the Securities Act. The Company is obligated to pay interest to the holders of the Convertible Note at the rate of 10% per annum. The Company's obligations under the Convertible Note were secured by a first security interest in the TCS accounts receivable and a lien that is second in priority to that of Garay LLC, the seller of the common stock of Laminaire, with respect to the inventory and equipment of the Company and the accounts receivable, inventory and equipment of Laminaire. Laminaire also executed a guaranty in favor of Norwood with respect to the Company's obligations under the Convertible Note. The Convertible Note is convertible into shares of the Company's Common Stock at any time at a price per share equal to the lesser of 70% of the average closing bid price for the five trading days preceding (i) the date of closing or conversion. In June 1998, the Company discontinued the operations of TCS, thereby affecting Norwood's collateral position. In November 1998, the Company agreed to substitute the common stock of Old Laminaire and a second mortgage on the Rahway building for the TCS receivables as collateral under the Norwood agreement. The Company has the right to substitute accounts receivable in lieu of the common stock of Old Laminaire if certain conditions are met. Furthermore, Norwood will relinquish its second mortgage on the Rahway building if the Company refinances such building and uses the proceeds therefrom to satisfy the First Note.

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

     The National Association of Securities Dealers, Inc. (the "NASD"), which administers The NASDAQ SmallCap Market, sets the criteria for continued eligibility on the NASDAQ SmallCap Market. NASDAQ advised The Company that it was not in compliance with the maintenance requirements for continued listing and, accordingly, delisted The Company's securities from the NASDAQ SmallCap Market. Trading in The Company's securities now takes place in the non-NASDAQ over-the-counter market in what are commonly referred to as the electronic bulletin board or the OTC and on the Boston Stock Exchange. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. Furthermore, The Company may experience greater difficulty in obtaining financing if and when needed.

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

     The Company is exploring options to reduce its debt service obligations. These options include, but are not limited to, a possible refinancing of its building in Rahway, NJ with the proceeds used to repay outstanding indebtedness. No assurances can be given that any option being considered will be successfully completed.

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

     Item 1    Legal Proceedings

               None

     Item 2    Changes in Securities

                    See Note 3 to the Condensed Financial Statements

     Item 3    Defaults on Senior Securities

               The Company's discontinuance of the TCS business resulted in it being in default of certain provisions of its agreement with Norwood Venture Corp. In November 1998, the Company and Norwood agreed to modifications of that agreement. (see "Managements Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources").

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


                                        Laminaire Corporation
                                        ---------------------
                                             (Registrant)




                                        /s/  Gerard M. Gallagher
                                        ------------------------
                                        GERARD M. GALLAGHER

                                        Gerard M. Gallagher
                                        Vice President, CFO


Date: November 19, 1998