Form 10KSB
period 1998-12-31
LAMINAIRE CORP
filed 1999-04-16
CIK 934379

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1998

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______  to _______

Commission file number 33-80961-NY

                              LAMINAIRE CORPORATION
                  (Exact name of small business in its charter)

         Delaware                                        22-2312917
(State or of incorporation)                 (I.R.S. Employer Identification No.)

   960 East Hazelwood Ave. Rahway, NJ                       07065
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code:  732-381-8200

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $6,028,993. The aggregate market value of common voting stock held by non-affiliates of the Issuer was approximately $424,079 computed by reference to the last sale price at which the stock was sold on December 31, 1998 as reported by Nasdaq. As of December 31, 1998, 3,855,267 shares of common stock and 1,725,000 redeemable warrants were outstanding.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

     Laminaire Corporation ("Laminaire" or the "Company"), formerly Thermo-Mizer Environmental Corp., was founded in 1978 and, until October 1997, was engaged in various aspects of the energy conservation and environmental control businesses. Laminaire reincorporated in Delaware in October 1994, at which time it changed its name from Thermo Engineering, Inc. to Thermo-Mizer Environmental Corp. The Company completed an initial public offering ("IPO") of its common stock and redeemable warrants in March 1996.

     Following the completion of its IPO, the Company implemented a strategy designed to (i) enter the markets that appeared to be created or expanded by the adoption of amendments to the Clean Air Act and (ii) introduce new, more advanced versions of its microprocessor based product line used to monitor and control a wide variety of environmental conditions. These efforts ultimately required a substantially greater amount of time and resources than initially anticipated. These efforts resulted in ongoing cash flow deficiencies and operating losses, making a change in the Company's direction and focus necessary. The Company adopted a strategy of seeking growth and profitability by acquiring companies in related markets. In October 1997, the Company completed the first step in that strategy by acquiring Laminaire Corporation ("Old Laminaire"), a New Jersey Corporation. Old Laminaire, located in Rahway, New Jersey, was founded in 1964 and is a manufacturer and distributor of cleanroom products and also assembles a variety of electronic circuit boards. This acquisition marked a fundamental change in the way that the Company's business is conducted by making it a product-driven business rather than a systems-driven business. The Company changed its name from Thermo-Mizer Environmental Corp. to Laminaire Corporation in June 1998.

     Following the acquisition of Old Laminaire, Laminaire operated with four business groups - Cleanroom Manufacturing ("CM"), Cleanroom Distribution ("CD"), Electronic Manufacturing ("EM") and Control Systems ("TCS"). TCS consisted of the entire business and operations of the Company prior to the acquisition of Old Laminaire. The Company decided to discontinue TCS in June 1998 because of ongoing operating losses and the estimated requirements for future investment in research and development were not deemed a prudent use of the Company's limited resources. The Company also replaced its president with a senior executive from Old Laminaire.

     Prior to the acquisition of Old Laminaire, all of the Company's revenues and operations related to and were generated by TCS. The Company has restated its prior financial statements and information to present the operating results of TCS as a discontinued operation. Following the discontinuance of TCS, the Company is positioned to compete in niche markets on the basis of service and a willingness to customize. As a rule, it is not competing based on technology requiring ongoing Company-funded research. Management believes that controls are in place to minimize the risk of incurring significant losses on individual contracts or projects, although no assurances can be given that no such losses will occur.

eSafety

     In March 1999, the Company announced the formation of a new Internet-based subsidiary that will be named eSafety. eSafety will a business-to-business E-Commerce solution for distributors and users of disposable safety equipment and garments for all applications. eSafety will seek to include products from a wide array of manufacturers on its site and will incorporate state-of-the-art technology and software. Its principal strategy consists of boosting the Company's overall sales without corresponding increases in inventory levels. It will attempt to enter into agreements with vendors to drop ship purchased items directly to customers. In addition, eSafety will employ aggressive Internet-based marketing campaigns. The target date to open the new site is the summer of 1999. The Company, which has engaged a leading developer of E-Commerce software and marketing tools to assist it in this effort, intends to commit a significant portion of its resources to the formation and development of eSafety.

Products

     Lamimaire's principal product groups are:

Cleanroom Manufacturing - CM's principal products are:

Horizontal Laminar Flow Work Stations:

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

Vertical Laminar Flow Work Stations:

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

R Series Recirculating Work Station - The purpose of this unit is to provide a Class 100 vertical laminar flow environment within a work chamber and offer recirculating capability to control against cross-contamination within the work chamber. The laminar airflow is passed through a HEPA filter, down through a perforated work surface prefiltered, and recirculated back through the entire unit. The design allows for the addition of make-up air, and positive pressure within the work chamber. Applications are similar to the DWS Series unit without the PPWS.

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

F Series Exhausting Work Station - The function and purpose of this unit are similar to the E Series unit except that this unit is completely manufactured from stress relieved thermoplastic which prevents corrosion, provides resistance to acids and solvents and has non-conductive properties. It typically incorporates custom designed operations with exhaust capabilities and can accommodate the installation of sinks, special process tanks, heater baths, ultrasonic tanks, and etching tanks. A remote exhaust system is required to maintain the correct air balance within the unit. Applications include microelectronic assembly and manufacturing, pharmaceutical processes, hybrid manufacturing, laser research and development, etching and plating processes, semiconductor processing and chemical cleaning operations.

PFH Series Fume Exhaust Hood - The function, purpose, and applications of this unit are to remove harmful odors and fumes from a work chamber. Properties of this unit are similar to that of the PVE Series. Air is drawn through the front opening, across the tabletop, and exhausted through adjustable baffles at the rear of the hood and up to exhaust collars at the top of the unit.

Personnel Entry Air Showers:

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

LO-Pro Series Modules, Softwall and Hardwall Cleanroom Environments:

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

     CM sells its products through its own salesmen, augmented by independent sales representatives. It plans to increase its use of independent sales representatives in 1999 and will offer attractive commission plans to achieve this goal. It competes on the basis of its reputation for timely deliveries and its ability to customize products to meet specific customer requirements. It believes that its principal competitors consist of a variety privately held companies, none of which have a significant segment of the overall marketplace.

Cleanroom Distribution - CD sells a large variety of disposable items, such as hats, coats, boots and gloves, that are used in cleanroom facilities. All such products are manufactured by others.

     CD sells its products through catalogs and by a direct marketing force that uses telephone sales as its primary tool. CD's typical customer is a facility that requires a small quantity of each item ordered.

     Laminaire has a site on the World Wide Web to communicate principally with customers of CD and CM and provide a convenient means of describing its products, communicate specifications and take orders from its approved customers. This site will be folded into its new eSafety subsidiary during the second quarter of 1999.

Electronic Manufacturing - EM specializes in small production runs of high end critical components such as precision circuit boards, wire harnesses and control panels. All products are assembled to customer-provided specifications.

     EM sells through a limited direct sales effort, appearances at Job Shop Technology Shows and word of mouth. Its customers tend to be military contractors and high precision manufacturers.

Employees

     At December 31, 1998, Laminaire had 38 employees, none of whom are unionized or subject to a collective bargaining agreement.

     Laminaire   owns  a  47,000   square  foot   facility   having  office  and
manufacturing space in Rahway, New Jersey.

Manufacturing and Backlog

     Management believes that its sources of equipment, parts and supplies are sufficient as all required parts and components are readily available and can be acquired from alternative sources.

     Laminaire generally does not commence assembling a system unless it has a contract or a purchase order from the customer. Laminire has limited inventory. At March 31, 1999, its backlog was approximately $856,388, a substantial portion of which is expected to be completed during 1999, although delays outside of the Company's control may push certain of the work covered by the purchase orders in backlog into subsequent periods.

Item 3. LEGAL PROCEEDINGS

     Laminaire is not a party to any litigation that, in its opinion, could have a material adverse effect on it or its business. Laminaire is a defendant in several cases involving collection of payables and employment matters.

     In 1998, the Company terminated its former president for cause. He has indicated that he may bring a cause of action against the Company as a result of such termination, although no such action has been initiated to date. The Company believes, based on its own investigation and discussion with counsel, that any claims that the former president may bring are substantially without merit.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      NONE

PART II

Item 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

     Laminaire's Common Stock and Redeemable Warrants are quoted on the NASDAQ Over-the-Counter ("OTC") Electronic Bulletin Board Market under the symbols "THMZ" and "THMZW", respectively. The table below sets forth the high and low sale prices for Laminaire's Common Stock after adjusting for a four for one reverse stock split effected on June 29, 1998:

     Quarter Ended                        Common Stock
                                            High            Low

     March 31, 1997                        $8.36           $2.75
     June 30, 1997                          5.00            1.75
     September 30, 1997                     5.76            2.38
     December 31, 1997                      4.12            1.75
     March 31, 1998                         1.63             .75
     June 30, 1998                          2.25             .50
     September 30, 1998                      .88             .27
     December 31, 1998                       .42             .09

There are approximately 1,380 stockholders of record of the Company's Common Stock.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Safe Harbor  Statement  Under the Private  Securities  Litigation  Reform Act of
1995.

     Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Laminaire cautions readers that important factors may affect their actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of Laminaire. Such factors include, but are not limited to, changing market conditions, the impact of competitive products, pricing, acceptance of the Combined Company's products in development and other risks detailed herein and in other filings that Laminaire makes or has made with the SEC.

General

     Prior to the acquisition of Old Laminaire in October 1997, the Company's operations consisted principally of systems contracts with customers in the pharmaceutical and chiller control industries. Fluctuations in sales, revenues and operating results occurred because of the timing of such contracts since certain larger contracts required greater amounts of vendors' materials and use of subcontractors than did other contracts. Generally, gross margins were lower on those contracts which required the purchase of significant amounts of vendor materials and services compared with contracts which were more engineering or labor intensive. In addition, the Company's engineering staff was capable of serving a significant volume of business. Thus, engineering costs did not fluctuate at the same rate as revenues. This meant that if revenues increased, gross profits increased at a faster rate than revenue. The reverse was true if revenues were to decrease below the breakeven point.

     The Company was unable to generate sufficient and timely contracts to permit it to operate profitably and, accordingly, attempted to reduce business volatility by becoming a product-oriented company serving various aspects of the environmental controls industry. However, its efforts, which were limited available resources, failed to make a meaningful penetration in the selected market niches. It then decided that the best way to implement its strategy was to acquire a product-based company. Old Laminaire was acquired as the first major step of this new strategy.

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

     Despite the foregoing efforts, TCS continued to impact cash flow negatively and incur operating losses. The Company determined that the costs necessary to improve TCS' operating results, including ongoing development and support costs, were and would continue to be material in relation to the Company's resources and the ultimate benefit to be derived therefrom remained highly uncertain. Furthermore, there was no certainty that profitability could be achieved in the foreseeable future. The Company, therefore, concluded that it was in its best interests to focus all of its efforts and resources in the clean room industry.

     During the quarter ended June 30, 1998, the Company replaced its President with a former senior executive from Old Laminaire. At the same time, the Finance Committee of the Board of Directors assumed a more active strategic and oversight role in the Company. Management then subcontracted out as much of the TCS open commitments as possible and eliminated its staff by September 30, 1998.

     Old Laminaire had operated profitably prior to its acquisition by the Company. However, subsequent to such acquisition its reported operating results are and will continue to be burdened by (i) the amortization of goodwill and other purchase adjustments required by generally accepted accounting principles;
(ii) the costs associated with being a public company; and (iii) interest and debt service costs. Accordingly, the Company believes that it needs a greater volume of revenue over which to spread these and other fixed costs or a plan to reduce the interest and fixed facilities' costs. Management is considering the sale or refinancing of the Company's building in Rahway, NJ as a means of accomplishing certain of these objectives. No assurances can be given that The Company will be successful in this undertaking.

     In general, the Company believes that it is now positioned to compete in niche markets on the basis of service and a willingness to customize. As a rule, it is not competing based on technology. Management believes that controls are in place to minimize the risk of incurring significant losses on individual contracts or projects, although no assurances can be given that no such losses will occur. The Company believes that operating losses are likely to continue throughout the first half of 1999, although the cash impact of such operating losses is likely to be less than those incurred over the immediately prior quarters.

Results of Operations

     Prior to the acquisition of Old Laminaire, all of the Company's revenues and operations related to TCS. Therefore, the acquisition of Old Laminaire (in a transaction accounted for as a purchase in conformity with the provisions of Opinion No 16 of the Accounting Principles Board) and the discontinuance of TCS means that the periods discussed below for the Company are not comparable in most respects.

     Readers should be aware that results reported for interim periods are not necessarily indicative of results to be reported for a full year. Furtermore, the Company changed its fiscal year from a year ending on June 30 to a calendar year ending on December 31.

Comparison of Fiscal Periods Ended December 31, 1998 and 1997

     Prior to the acquisition of Old Laminaire, the Company had one business, the controls system business. Immediataely following the acquisition of Old Laminaire, the Company operated with four divisions - Cleanroom Manufacturing ("CM"), Cleanroom Distribution ("CD"), and Electronic Manufacturing ("EM") (all of which were acquired from Old Laminaire), and TCS . In June 1998, the Company discontinued TCS because of ongoing operating losses and Management's decision that the risk associated with TCS' research and development and other requirements did not constitute an effective use of the Company's limited resources. Prior to the acquisition of Old Laminaire, TCS made up all of the Company's operations.

     The table below sets forth the sales and operating profits contributed to continuing operations by each division for the year ended December 31, 1998. Each of these operating divisions share the same facility and use a common administrative pool. These joint costs have been allocated using various formulas developed by the former management of Laminaire. The Company is currently reviewing the allocation bases being used and may revise or modify such bases.

                                  CM           CD           EM          Total
     Revenues                $ 2,264,772  $ 2,360,329  $ 1,403,892  $ 6,028,993
     Cost of revenues          2,081,280    1,762,551    1,011,123    4,854,954
     Gross profit                183,492      597,778      350,029    1,174,039

     Direct selling              100,104      173,825       42,740      316,669
     Contribution                 83,388      423,953      350,029       857370

     Joint overhead costs                                               884,923

     Operating loss                                                  $  (27,553)


     General and administrative expenses for the year ended December 31, 1998 include $79,711 relating to the amortization of goodwill and purchase adjustments. Such expenses also include expenses of approximately $177,000 associated with the Company being a public entity. A significant portion of those costs is noncash in nature.

     The Company also incurred interest expense of approximately $316,000 in 1998, principally in connection with a loan due to Garay, LLC from whom Old Laminaire was acquired. The Company is actively seeking ways to reduce these debt service costs through the refinancing or sale of its building in Rahway, NJ (see "Liquidity').

     No net benefit was recognized for the benefit of Federal income tax loss carryforwards because of the uncertainty of utilization of such carryforwards.

     The rate of new orders received from customers slowed down during the last quarter of 1998. EM and CM, in particular, experienced a sharp decrease in new orders from their larger customers. The Company believes that this situation is temporary, but no assurances can be given that the rate of new orders will increase and equal or exceed the levels of prior periods. In part to address this situation, the Company is undertaking a significant new initiative by establishing a new subsidiary, eSafety, a business-to-business E-Commerce solution for distributors and users of disposable safety equipment and garments for all applications. eSafety will seek to include products from a wide array of manufacturers on its site and will incorporate state-of-the-art technology and software. The target date to open the new site is the summer of 1999. The Company, which has engaged a leading developer of E-Commerce software and marketing tools to assist it in this effort, intends to commit a significant portion of its resources to the formation and development of eSafety.

Discontinued Operation

     As previously indicated, the Company discontinued TCS in June 1998. A summary of TCS' operations for the year ended December 31, 1998 and the 12 months ended December 31, 1997 follows:

                                                   1998                  1997
                                                   ----                  ----

Revenues                                       $ 1,476,833           $ 2,515,060
Cost of revenues                                 1,451,261             2,114,333
Gross profit                                        25,572               400,727
Operating expenses                                 804,888             2,650,696
Loss before taxes                              $  (779,316)          $(2,273,67)

     Operating expenses of TCS for the year ended December 31, 1998 exclude corporate, facilities and similar type expenses that have been charged to continuing operations.

     The Loss on Disposal of the Discontinued Operations of $611,570 consists principally of write-downs of inventories, receivables on certain long-term contracts, other assets and fixed assets, as well as the costs to complete contracts-in-progress. Many of the receivables written off related to retainages on contracts in which customers experienced problems associated with the use of new products. The Company minimized its close-down costs by outsourcing a significant portion of the uncompleted work.

Comparison of the Six-Month Periods Ended December 31, 1997 and 1996

     Substantially all of the operating results below relate to the Company's operations prior to the acquisition of Old Laminaire. The business represented by these operations was discontinued in June 1998.

                                     1997         %          1996         %        Change
Contract and other            $ 2,887,447    100.0%   $   961,000    100.0%   $ 1,926,447
revenues

Cost of revenues                2,414,766     83.6%     1,043,297    108.6%     1,371,469

Gross profit                      472,681     16.4%       -82,297     -8.6%       554,978

Expenses:

Personnel and related costs       473,320     16.4%       295,234     30.7%       178,086

Selling & Administration          712,968     24.7%       447,520     46.6%       265,448
expenses

Product development costs         121,578      4.2%       125,246     13.0%        -3,668

Total Expenses                  1,307,866     45.3%       868,000     90.3%       439,866

Operating income                 -835,185    -28.9%      -950,297    -98.9%       115,112

Other-Net                        -878,718    -30.4%      -407,534    -42.4%      -471,184

Income before income taxes     -1,713,903    -59.4%    -1,357,831   -141.3%      -356,072

Income Taxes-Net                   -4,499     -0.2%             0      0.0%        -4,499

Net loss                      ($1,718,402)   -59.5%   ($1,357,831)  -141.3%   ($  360,571)

     The information presented is not comparable because the 1997 amounts include the results of Old Laminaire's operations from the date of acquisition. Old Laminaire, therefore, contributed sales of $1,762,578 and gross profits of $405,569 to the consolidated results for this period. Substantially all of the contribution towards corporate and joint overheads came from the Old Laminaire operations. The Company's traditional systems business continued to be adversely impacted by (i) the sales level being insufficient to cover all overheads and
(ii) loss contracts relating to the installation of newly-introduced products. These loss contracts resulted in TCS realizing little or no gross margin for the eighteen months ended December 31, 1997. At the same time, the Company did not combine operations into a single facility until January 1998.

     The results of operations for 1997 were also adversely affected by the impact of (i) amortizing the debt discount associated with the favorable conversion feature of the debt issued to finance the acquisition of Laminaire and the accrual of the remaining lease liability associated with the Company's rented facility in Ridgefield, New Jersey. These two matters resulted in noncash charges of approximately $778,000. In addition, the Company incurred public relations and other expenses of $239,580, which were also noncash in nature. The results of operations in 1996 also reflect the impact of nonrecurring matters which are described in Notes to the Consolidated Financial Statements included elswhere herein.

Comparison of Fiscal 1997 to 1996

     All of the operating results below relate to the Company's operations prior to the acquisition of Old Laminaire. The business represented by these operations was discontinued in June 1998.


Caption                                     1997         %           1996        %          Change          %
Contract and other                    $2,351,191               $2,125,959                 $225,232      10.6%
revenues

Cost of revenues                       2,099,873     89.3%      1,437,682     67.6%        662,191      46.1%

Gross profit                             251,318     10.7%        688,277     32.4%       -436,959     -63.5%

Expenses:

Personnel and related costs              524,401     22.3%        246,489     11.6%        277,912     -63.5%

Selling and administrative               897,839     38.2%        417,686     19.6%        480,153     -63.5%

Product development costs                221,429      9.4%        169,667      8.0%         51,762      30.5%

Occupancy costs                           32,955      1.4%         38,333      1.8%         -5,378     -14.0%

Total                                  1,676,624     71.3%        872,175     41.0%        804,449       2.9%

Operating income                      -1,425,306    -60.6%       -183,898     -8.7%     -1,241,408

Nonoperating expenses - net             -478,653    -20.4%         15,117      0.7%       -493,770

Loss before income taxes              -1,903,959    -81.0%       -168,781     -7.9%     -1,735,178

Income taxes - net                       -19,207     -0.8%        -55,643     -2.6%        -74,850

Net loss                             ($1,923,166)   -81.8%      ($113,138)    -5.3%    ($1,810,028)

     The Company completed an initial public offering of its common stock and warrants in March 1996. Thereafter, it commenced implementing a strategy designed to make it a product and service, rather than a systems-driven business. Management believed that it would begin to realize the benefits of these investments during fiscal 1997. However, this strategy was not successful because the product development costs were greater than anticipated, and the Company did not achieve a sufficient level of market penetration to permit it to operate profitably.

     In January 1997, the Company made certain reductions in its workforce designed to permit it to approach breakeven at lower levels of sales activity. Nevertheless, the Company did not receive a sufficient quantity of new orders and contracts to permit its traditional core business to operate at a profitable level.

     Operating expenses are not comparable between periods because fiscal 1997 includes the costs associated with the additional infrastructure put in place following the initial public offering.

     Product   development  costs  increased  because  the  Company  hired  four engineers who devoted a significant portion of their time to introducing and correcting the problems of new products.

     In addition, operating results were significantly impacted by several transactions which took place during the fiscal year ended June 30, 1997 and related to the engagement of a public relations and acquisition consultant, the issuance of nonqualified stock options and the cancellation of the Underwriting Agreement with Nationwide Securities, Inc. Management believes that each of these expenditures and transactions had the potential to contribute positively to future shareholder value, although no assurance thereof can be given. There were no similar investments or transactions during the fiscal year ended June 30, 1996. A detailed listing and description of these charges, which include noncash items aggregating approximately $247,000, is set forth the Notes to Consolidated Financial Statements included elsewhere herein. Management does not anticipate incurring similar charges in the future

     The Company established reserves for the entire benefit associated with the unused income tax loss carryforwards because the Company must realize income in the future to utilize such carryforwards.

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

     Concurrent with the closing of the acquisition of Laminaire, the Company issued a convertible promissory note (the "Convertible Note") to Norwood Venture Corp. in the principal amount of $500,000 pursuant to Regulation D under the Securities Act. The Company is obligated pay interest to the holders of the Convertible Note at the rate of 12% per annum. The Company's obligations under the Convertible Note were secured by a first security interest in the TCS accounts receivable and a lien that is second in priority to that of Garay LLC, the seller of the common stock of Laminaire, with respect to the inventory and equipment of the Company and the accounts receivable, inventory and equipment of Laminaire. Laminaire also executed a guaranty in favor of Norwood with respect to the Company's obligations under the Convertible Note. The Convertible Note is convertible into shares of the Company's Common Stock at any time at a price per share equal to the lesser of 70% of the average closing bid price for the five trading days preceding (i) the date of closing or conversion. In June 1998, the Company discontinued the operations of TCS, thereby affecting Norwood's collateral position. In November 1998, the Company agreed to substitute the common stock of Old Laminaire and a second mortgage on the Rahway building for the TCS receivables as collateral under the Norwood agreement. The Company has the right to substitute accounts receivable in lieu of the common stock of Old Laminaire if certain conditions are met. Furthermore, Norwood will relinquish its second mortgage on the Rahway building if the Company refinances such building and uses the proceeds therefrom to satisfy the First Note.

     Through December 31, 1998, an aggregate of $1,410,000 of the principal amount of the Debentures has been converted into Common Stock.

     The Company also borrowed $200,000 from an individual investor. The terms and conditions of such borrowing have not yet been finalized and, accordingly, such note is classified as a current liability in the accompanying Consolidated Balance Sheet at December 31, 1998.

     To the extent that a portion of principal of the Convertible Note and Debentures is not converted, the Company will seek a funding source to refinance such indebtedness. No assurance can be given that the Company will be successful in such efforts.

Lack of Credit Facilities - Laminaire does not have any working capital or other credit facilities. Laminaire is dependent on revenue from operations and, to date, has satisfied its obligations when due. However, it may require credit facilities or other source of liquidity to meet the needs of its business. No assurance can be given that it will obtain such financing or, if available, on terms acceptable to Laminaire.

     Laminaire is exploring options to reduce its debt service obligations. These options include, but are not limited to, a possible refinancing or sale of its building in Rahway, NJ with the proceeds used to repay outstanding indebtedness. No assurances can be given that any option being considered will be successfully completed.

Securities Listing - The National Association of Securities Dealers, Inc. advised Laminaire that it was not in compliance with the maintenance requirements for continued listing and, accordingly, delisted Laminaire's securities from the NASDAQ SmallCap Market in July 1998. Trading in Laminaire's securities now takes place in the over-the-counter market in what are commonly referred to as the "Electronic Bulletin Board" or the "OTC." As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. Furthermore, Laminaire may experience greater difficulty in obtaining financing if and when needed.

Seasonality

     The demand for Laminaire's products is not seasonal.

New Accounting Pronouncements

     No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on Laminaire's financial position or reported results of operations.

Year 2000 Issues

     Management has initiated a company-wide program and has developed a formal plan of implementation to prepare the Company for the Year 2000. This includes taking actions designed to ensure that the Company's information technology ("IT") systems, products and infrastructure are Year 2000 compliant and that its customers, suppliers and service providers have taken similar action. The Company is in the process of evaluating its internal issues - all of its IT systems, products, equipment and other facilities systems. At this time, Management believes that the Company does not have any internal problem other than to upgrade some of its software to available new releases that are Year
2000 compliant. With respect to its external issues - customers, suppliers and service providers, the Company is surveying them primarily through written correspondence. Despite the efforts to survey customers, suppliers and service providers, Management cannot be certain as to the actual Year 2000 readiness of these third parties. To the extent any of its suppliers or service providers are not Year 2000 ready, the Company believes that it will be able to obtain other suppliers or service providers without a significant interruption to its business. To date, the Company has not formulated a Year 2000 contingency plan. Based upon responses to its inquiries, the Company will determine the need for a contingency plan by the end of the second quarter of 1999. The Company anticipates completing its Year 2000 project in mid 1999

     Management currently believes that the costs related to the Company's compliance with the Year 2000 issue should not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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


PART III.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     The executive officers and directors of Laminaire are as follows:

Name                           Age           Position with Company

Stephen B. Schneer              69           Chairman of the Board
Antonio Garay                   50           President
Gerard M. Gallagher             62           Chief Financial Officer
Edward A. Heil                  47           Director

K. Ivan F. Gothner              40           Director
Asim S. Kohli                   32           Director
Charles J. Garay                58           Director
Steven W. Schuster              44           Secretary
Jon J. Darcy (1)                51           Director

     (1) The Board of Directors has voted to recommend to the shareholders that Mr. Darcy be removed from the Board. Such removal will be subject to the affirmative vote of a majority of the shareholders.

     All Directors hold office until the completion of their term of office, which is not longer than three years, or until their successors have been elected. The Company has a staggered Board of Directors. The terms of Messrs. Heil and Gothner expire in 1999. The term of Mr. Darcy expires in 2000. Mr. Garay's term expires in 2001. All officers are appointed annually by the Board of Directors and, subject to existing employment agreements, serve at the discretion of the Board.

     The Board of Directors has an Audit Committee, Finance, Operating and Compensation Committee. The Audit Committee reviews the results and scope of the audit and other services provided by the Company's independent auditors, reviews and evaluates the Company's internal audit and control. The Finance Committee, established in February 1998, oversees the Company's treasury function. The Operating Committee reviews and establishes Laminaire's strategies, goals and direction.

Background of Executive Officers and Directors

     Stephen B. Schneer, who was elected to the Board of Directors in April 1999, has been in the private practice of securities and general business law for more than 30 years. He is a graduate of Washington and Jefferson University and holds a Juris Doctorate from Columbia University.

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

     K. Ivan F. Gothner is a Managing Director and a founder of Adirondack Capital, LLC, a private merchant banking firm that focuses on serving small and midsize growth companies. Mr. Gothner was associated with Kleinwort Benson Limited in 1986 and, from 1987 through 1990, Mr. Gothner acted as the General Manager of the KB Mezzanine Fund, LP., a specialized smallcap fund. In 1990, Mr. Gothner joined Barclays Bank as a Senior Vice President responsible for establishing an investment banking unit to serve small and mid sized companies. Upon the sale of Barclays' "middle market" business at the end of 1992, Mr. Gothner began to work independently in this area. In addition to financial advisory assignments, Mr. Gothner's work had included an assignment where he acted as a "start up" Managing Director of First United Equities Corporation from 1995 to 1997. Mr. Gothner holds BA and MA degrees from Columbia University and also serves as a director of the Ashton Technology Group, a public company based in Philadelphia and Gomez Advisors, Inc., an internet consulting and research company based in Boston.

     Asim S. Kohli, who was elected to the Board of Directors in April 1999, is an investment banker. He was engaged in executive capacities involving corporate finance at United States Financial Group, Incorporated until February

1999 at which time he established EJ Associates, LLC, a private consulting and merchant banking firm. Mr. Kohli is a graduate of the University of Northern Illinois.

     Charles J. Garay, the founder of Laminaire became a member of the Board of Directors in October 1997 upon the completion of the Laminaire acquisition. From 1968 to October 1997 he was President and Chief Executive Officer of Old Laminaire. Mr. Garay attended Rutgers University.

     Antonio Garay became President of the Company in April 1998. Prior thereto, he held various executive positions with Old Laminaire since 1981. Mr. Garay holds a Bachelor of Business Administration degree from Hofstra University and a Master of Business Administration degree from Bernard Baruch College.

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

     Jon J. Darcy co-founded the Company in 1978 and has been an executive with it since inception and President from 1987 until April 1998. His employment contract was terminated August 1998. He holds a Bachelor of Science degree from the State University of New York Maritime College.

     Outside directors receive $4,000 per year plus $350 per meeting as compensation for serving on the Board of Directors. All Directors are reimbursed by the Company for expenses incurred in attending Directors' meetings. Firms associated with outside directors received an aggregate of $250,143 (exclusive of expenses), principally for professional fees associated with the acquisition program negotiation of the financing therefor, and in the case of Mr. Schuster, legal services. During the year ended December 31, 1998. A firm associated with Edward A. Sundberg received $22,500; a firm associated with Edward A. Heil received $120,000; a firm associated with Steven W. Schuster received $30,143, and a firm associated with K. Ivan F. Gothner received $50,000. Mr. Schuster also received 100,000 shares of common stock, and Mr. Schuster's firm is due approximately $101,000 in unpaid legal fees at December 31, 1998. Fees paid to directors or firms associated with directors relate to work that would generally be done by other consultants or additional employees.

     Messrs. Kohli and Heil, with assistance from Mr. Gothner, are overseeing the Company's plans for and activities relating to the establishment of eSafety.


Item 10. EXECUTIVE COMPENSATION

     Antonio Garay was appointed President in April 1998 and has a contract calling for an annual salary of $120,000 as well as a car allowance and reimbursement of expenses. The contract expires in October 2000.

     Jon J. Darcy, former President and Chief Executive Officer, received compensation of approximately $131,000 in each of fiscal 1996 and 1995 (consisting of salary of $123,000 and benefits having an estimated value of $8,000). Mr. Darcy received options to purchase 95,000 shares at an exercise price of $.83 per share, the market price of the shares on the date of issuance.

     The Board of Directors has established a compensation committee comprised of outside directors to review compensation matters as well as any new employment contracts. The Company has a health and disability plan and a 401(k) plan for its employees. In September 1998, the Company terminated its employment agreement with Mr. Darcy for cause.

Stock Option Plans

     The Company has two stock option plans which expire ten years from the date adopted and enable the Company to grant incentive stock options, nonqualified options and stock appreciation rights ("SARs") for up to an aggregate of 1,000,000 shares of the Company's Common Stock. Incentive stock options granted under the Plan must conform to applicable Federal income tax regulations and have an exercise price not less than the fair market value of shares at the date of grant (110% of fair market value for ten percent or more stockholders). Other options and SARs may be granted on terms determined by a committee of the Board of Directors. As of December 31, 1998, there were 114,000 options outstanding under the Plans, all of which are exercisable at prices ranging from $.20 to $.57.

     The information required by this Item 10 is incorporated by reference to the information captioned "Remuneration and Other Transactions with Management" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on a date to be determined.

Item 11. SECURITY OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock at December 31, 1998 by (i) each person known by the Company to own, directly or beneficially, more than 5% of the Company's Common Stock at such date, (ii) each of the Company's directors, and (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

     NAME AND ADDRESS OF                       NUMBER OF           PERCENT OF
     BENEFICIAL OWNER(6)                 SHARES OWNED(5)      SHARES OWNED(4)

     Jon J. Darcy(1)                              134,938            3.5

     Stephen B. Schneer

     Edward A. Heil(2)                                 --            --

     K. Ivan F. Gothner                                --            --

     Asim S. Kohli

     Charles J. Garay                                  --            --

     NAME AND ADDRESS OF                       NUMBER OF           PERCENT OF
     BENEFICIAL OWNER(6)                 SHARES OWNED(5)      SHARES OWNED(4)

     Steven W. Schuster(3)                         90,000            2.5

     David Morgenstern                            152,372            3.9

     Norwood Venture Group(4)                   5,000,000          56.46

     Austost Anstalt Schaan(4)                    378,080           14.9

     UFH Endowment(4)                             749,281           17.7

     Arcadia Mutual Fund Co., Inc(4)            1,719,566           43.2

     Directors and Officers As a Group            224,938            6.0

     (1) Excludes 110,385 shares held in trust for Mr. Darcy's children over which Mr. Darcy disclaims beneficial ownership.

     (2) Excludes 20,000 shares owned by a company in which Mr. Heil is managing director. Mr. Heil disclaims beneficial ownership thereof.

     (3) Excludes 10,250 shares held by the law firm in which Mr. Schuster is a partner.

     (4)  Excludes the assumed conversion of warrants and options.

     (5)  Includes all options held by the respective individuals.

     (6) The address for each officer or director listed above is 960 East Hazelwood Avenue, Rahway, New Jersey 07065.

     (7) Represents shares of common stock issued upon conversion of a Convertible Note.

     (8) Issuable upon conversion of Convertible Debentures at a conversion price equal to 70% of the lesser of the average closing bid price per share of the Common Stock for the five trading days prior to the (i) closing date of the Convertible Debentures or (ii) conversion date of such Debentures. For the purpose of this calculation, the bid price was assumed to be $.10.


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

     The Company also borrowed $200,000 from an individual investor. The terms and conditions of such borrowing have not yet been finalized and, accordingly, such note is classified as a current liability in the accompanying Consolidated Balance Sheet at December 31, 1998.

     Outside directors receive $4,000 per year plus $350 per meeting as compensation for serving on the Board of Directors. All Directors are reimbursed by the Company for expenses incurred in attending Directors' meetings. Firms associated with outside directors received an aggregate of $250,143 (exclusive of expenses), principally for professional fees associated with the acquisition program negotiation of the financing therefor, and in the case of Mr. Schuster, legal services. During the year ended December 31, 1998. A firm associated with Edward A. Sundberg received $22,500; a firm associated with Edward A. Heil received $120,000; a firm associated with Steven W. Schuster received $30,143, and a firm associated with K. Ivan F. Gothner received $50,000. Mr. Schuster also received 100,000 shares of common stock, and Mr. Schuster's firm is due approximately $101,000 in unpaid legal fees at December 31, 1998. Fees paid to directors or firms associated with directors relate to work that would generally be done by other consultants or additional employees.

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

10.32 Security Agreement executed by Laminaire Corporation in favor of Norwood Venture Corp. dated October 16, 1997.(10)

10.33 Guaranty executed by Laminaire Corporation in favor of Norwood Venture Corp. dated October 16, 1997.(10)

10.34 Consulting Agreement with Continental Capital & Equity Corp. dated July 12, 1997.(7)

10.35     Consulting Agreement with Roy Meadows dated March 29, 1998.(11)

10.36 Memorandum of Understanding with Adirondack Capital, LLC dated October 28, 1997. (12)

10.37 Memorandum of Understanding with Consult America Inc. dated October 28, 1997. (12)

10.38 Memorandum of Understanding with The Ridge Group dated October 28, 1997. (12)

10.39     Non-Qualified Options. (8)

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

(9)Included in, and incorporated by reference to, the Annual Report on Form 10-KSB filed on October 13, 1997.

(10)Included in, and incorporated by reference to, the Registrant's Registration Statement on Form 8-K filed on October 27, 1997.

(11)Included in, and incorporated by reference to, the Registrant's Registration Statement on Form S-8 filed on March 31, 1998.

(12)  Included  in,  and   incorporated   by  reference  to,  the   Registrant's
Registration Statement on Form S-8 filed on April 15, 1998.

     b.   Report on Form 8-K

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             /s/ Antonio Garay
                                        ---------------------------------------
                                        ANTONIO GARAY
                                        Title: President
                                        Date: 4/15/99


                                             /s/ Gerard M. Gallagher
                                        ---------------------------------------
                                        GERARD M. GALLAGHER
                                        Title: Chief Financial Officer
                                        Date: 4/15/99

     Directors

                                             /s/ Stephen B. Schneer
                                        ---------------------------------------
                                        Stephen B. Schneer
                                        Title:  Director and Chairman
                                        Date: 4/15/99


                                             /s/ Edward A. Heil
                                        ---------------------------------------
                                        EDWARD A. HEIL
                                        Title: Director
                                        Date: 4/15/99


                                             /S/ K. Ivan F. Gothner
                                        ---------------------------------------
                                        K. IVAN F. GOTHNER
                                        Title: Director
                                        Date: 4/15/99


                                             /S/ Asim S. Kohli
                                        ---------------------------------------
                                        Asim S. Kohli
                                        Title: Director
                                        Date: 4/15/99


                                        ---------------------------------------
                                        CHARLES J. GARAY
                                        Title: Director
                                        Date: __________


                                        ----------------------------------------
                                        JON J. DARCY
                                        Title: Director
                                        Date: __________

TABLE OF CONTENTS

                                                                            Page

     INDEPENDENT AUDITORS' REPORT

     CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheet at December 31, 1998

     Consolidated  Statements  of  Operations  for the Year Ended
     December  31, 1998,  the Six Months Ended  December 31, 1997
     and the Fiscal Year Ended June 30, 1997

     Consolidated  Statements  of Cash  Flows for the Year  Ended
     December  31, 1998,  the Six Months Ended  December 31, 1997
     and the Fiscal Year Ended June 30, 1997

     Consolidated Statements of Stockholders' Equity for the Year
     Ended  December 31, 1998,  the Six Months Ended December 31,
     1997 and the Fiscal Year Ended June 30, 1997


     Notes to Consolidated Financial Statements

To the Board of Directors
 Laminaire Corporation
 Rahway, New Jersey


     We have audited the accompanying consolidated balance sheet of Laminaire Corporation (formerly Thermo-Mizer Environmental Corp.) and subsidiary as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal periods in the period ended December 31, 1998.

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

     In our opinion, the consolidated financial statements referred to above represent fairly, in all material respects, the financial position of Laminaire Corporation (formerly Thermo-Mizer Environmental Corp.) and subsidiary as of December 31, 1998 and the results of their operations and their cash flows for each of the three fiscal periods in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



Eichler Bergsman & Co., LLP
New York, NY
April 15, 1999

                See Notes to Consolidated Financial Statements.

                              LAMINAIRE CORPORATION
           (Formerly THERMO-MIZER ENVIRONMENTAL CORP.) AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998

                                     ASSETS


  Current Assets:

         Cash                                                         $   79,785
         Accounts receivable-net of allowance of $68,039                 656,886
         Inventories                                                     534,982
         Prepaid expenses and other                                      125,052
                                                                      ----------
                  Total Current Assets                                 1,396,705
                                                                      ----------

Property, Plant and Equipment - net                                    2,190,898

Other Assets - principally goodwill                                    1,930,092
                                                                      ----------
Total Assets                                                          $5,517,695
                                                                      ==========

                 See Notes to Consolidated Financial Statements.

                              LAMINAIRE CORPORATION
           (Formerly THERMO-MIZER ENVIRONMENTAL CORP.) AND SUBSIDIARY


                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:

         Notes payable and current portion of long-term debt        $   460,373
         Accounts payable                                               796,292
         Accrued expenses and other                                     336,118
         Net liabilities of discontinued operation                      303,347
                                                                     ----------
                  Total Current Liabilities                           1,896,135
                                                                     ----------

Long-term Debt                                                        2,250,519
                                                                     ----------
Commitments and Contingencies

Stockholders' Equity:
         Common Stock, $.001 par value; 25,000,000 shares
         Authorized; 3,855,267 shares issued and outstanding)             3,855
         Additional paid-in capital                                   6,681,117
         Deficit                                                     (5,153,931)
                                                                     ----------
     Total                                                            1,531,041
      Less - Note receivable                                           (160,000)
                                                                     ----------

Stockholders' Equity - net                                            1,371,041
                                                                     ----------

Total Liabilities and Stockholders' Equity                            5,517,695
                                                                     ==========


                 See Notes to Consolidated Financial Statements.

                              LAMINAIRE CORPORATION
           (Formerly THERMO-MIZER ENVIRONMENTAL CORP.) AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998,
                    THE SIX MONTHS ENDED DECEMBER 31, 1997,
                    AND THE FISCAL YEAR ENDED JUNE 30, 1997

                                                      Year Ended        Six Months       Year ended
                                                       12/31/98       Ended 12/31/97       6/30/97
CONTINUING OPERATIONS:
Sales                                                $ 6,028,993       $ 1,762,578
Cost of sales                                          4,854,954         1,357,009
                                                     -----------       -----------

Gross profit                                           1,174,039           405,569

Selling and administrative expenses                    1,201,592           383,933
                                                     -----------       -----------

Operating loss                                           (27,553)           21,636
Other - net (principally interest and, in 1997,
charges of $750,000 relating to the issuance of
convertible debentures)                                  397,415          (850,699)
                                                     -----------       -----------
Loss from continuing operations                         (424,968)         (829,063)
                                                     -----------       -----------

DISCONTINUED OPERATIONS:
Loss from operations                                    (779,316)         (889,339)      $(1,923,166)
Loss from disposal and closedown                        (611,570)
                                                     -----------
Loss from discontinued operation                      (1,390,886)         (889,339)       (1,923,166)
                                                     -----------       -----------       -----------


NET LOSS                                             $(1,815,854)      $(1,718,402)      $(1,923,166)
                                                     ===========       ===========       ===========

BASIC LOSS PER SHARE:
Continuing Operations                                $      (.14)      $     (1.00)
Discontinued Operations                                     (.47)            (1.07)      $     (3.44)
                                                     -----------       -----------       -----------
Net Loss                                             $      (.61)      $     (2.07)      $     (3.44)
                                                     ===========       ===========       ===========
Weighted average number of common
Shares outstanding                                     2,983,253           827,510           557,843
                                                     ===========       ===========       ===========


                 See Notes to Consolidated Financial Statements.

                              Laminaire Corporation
           (Formerly Thermo-Mizer Environmental Corp.) and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998,
                       SIX MONTHS ENDED DECEMBER 31, 1997
                    AND THE FISCAL YEAR ENDED JUNE 30, 1997

                                                            Year Ended   Six Months Ended         Year Ended
                                                            ----------   ----------------         ----------
                                                     December 31, 1998  December 31, 1997       June 30,1997
                                                     -----------------  -----------------       ------------
OPERATING ACTIVITIES:

Net Loss                                                   $(1,815,854)       $(1,718,402)       $(1,923,166)
Adjustments to reconcile net income to net cash
provided by operating activities:
Discontinued operations                                      1,390,886            889,339          1,923,166
Depreciation and amortization                                  304,431             12,007
Loss on disposal of assets
Provision for doubtful accounts                                 45,449
Nonoperating writeoffs and charges                                                750,000
(Increase) decrease in assets:
Accounts receivable                                            526,794           (289,084)
Inventories                                                    255,198           (411,896)
Prepaid expenses and other                                     134,848             61,711
Increase (decrease) in liabilities:
Accounts payable                                                32,641            381,663
Accrued expenses and other                                      95,765           (314,248)
                                                           -----------        -----------
Net cash used in continuing operating activities               970,158           (638,910)
Net cash used by discontinued operations                      (880,252)          (284,373)        (1,756,767)
                                                           -----------        -----------        -----------
Net cash used by all operating activities                       89,906           (923,283)        (1,756,767)
                                                           -----------        -----------        -----------
INVESTING ACTIVITIES:
Purchase of property and equipment                             (38,000)        (2,285,462)          (104,112)
                                                           -----------        -----------        -----------
FINANCING ACTIVITIES:
Issuance of commons stock and warrants                         103,161          1,388,706            428,764
Payments on debt                                              (337,461)        (1,510,995)
Proceeds from debt                                                              4,479,357
Acquisition and financing costs                                (37,000)        (1,420,525)          (282,272)
Investment in other time deposit                                                  375,000
Other investments                                                                                   (198,619)
Purchase of treasury stock                                                        (37,625)           (34,080)
                                                                              -----------        -----------
Net cash provided by (used in) financing activities           (271,300)         3,273,918            (86,207)
                                                           -----------        -----------        -----------
Net increase (decrease) in cash and cash equivalents
                                                              (219,394)            65,173         (1,947,086)
Cash-beginning                                                 299,179            234,006          2,181,779
                                                           -----------        -----------        -----------
Cash-ending                                                $    79,785        $   299,179        $   234,092
                                                           ===========        ===========        ===========


                 See Notes to Consolidated Financial Statements.

                              Laminaire Corporation
           (Formerly Thermo-Mizer Environmental Corp.) and Subsidiary
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1998,
                    THE SIX MONTHS ENDED DECEMBER 31, 1997,
                    AND THE FISCAL YEAR ENDED JUNE 30, 1997

                                                        Common Stock            Additional         Retained
                                                                                   Paid-In         Earnings
                                                   Shares          Amount          Capital         (Deficit)          Total
Balance, July 1, 1996                             474,125      $       474      $ 3,244,573      $   303,491      $ 3,548,538
Sale of Common Stock                              205,250              205          588,559                           588,764
Net loss                                               --               --                        (1,923,166)      (1,923,166)
                                              -----------      -----------      -----------      -----------      -----------
Balance, June 30, 1997                            679,375              679        3,833,132       (1,619,675        2,214,136
Issuance of Common Stock                           81,889               82          237,418                           237,500
Conversion of Debt Securities                     226,757              227          400,979                           401,206
Amount attributable to conversion feature                                           750,000                           750,000

Net loss                                               --               --               --       (1,718,402)      (1,718,402)
                                              -----------      -----------      -----------      -----------      -----------
Balance, December 31, 1997                        988,021              988        5,221,529       (3,338,077)       1,884,440
Issuance of Common Stock                        2,867,246            2,867        1,531,293                         1,534,160
Retirement of treasury stock                                                        (71,705)                          (71,705)
Net loss                                                                                          (1,815,854)      (1,815,854)
                                              -----------      -----------      -----------      -----------      -----------
Balance December 31, 1998                       3,855,267      $     3,855      $ 6,681,117      $(5,153,931)       1,531,041
                                              ===========      ===========      ===========      ===========      ===========

Less-Note receivable                                                                                                 (160,000)
                                                                                                                  -----------
Total                                                                                                             $ 1,371,041
                                                                                                                  ===========


Note - All amounts give retroactive effect to a 1 for four reverse stock split effected June 29, 1998.


                 See Notes to Consolidated Financial Statements

                              LAMINAIRE CORPORATION
           (Formerly THERMO-MIZER ENVIRONMENTAL CORP.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ACQUISITION OF LAMINAIRE CORPORATION AND NATURE OF BUSINESS

     Laminaire Corporation (formerly Thermo-Mizer Environmental Corp.) (the "Company" or "Laminaire"), a Delaware corporation based in Rahway, New Jersey, designs, assembles and sells a family of products and systems used in cleanroom facilities and to monitor a wide variety of environmental conditions.

     On October 16, 1997 the Company acquired all of the outstanding shares of Common Stock of Laminaire Corporation ("Old Laminaire"), a New Jersey corporation, from Garay LLC for a purchase price of $3,228,000, after adjustment based on Laminaire's operating performance during the period immediately prior to the acquisition. Laminaire, based in Rahway, New Jersey, manufactures and distributes cleanroom products and also produces a variety of electronic circuit boards. The purchase price consisted of a cash payment of $1,000,000, a convertible promissory note in the principal amount of $2,200,000 (the "First Note") and a promissory note with a principal amount $28,000(the "Second Note") (see Note 6).


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the Company's principal accounting and financial reporting policies is as follows:

Basis of Presentation

     The Company discontinued its Control Systems ("TCS") Division and product line in June 1998 because of ongoing operating losses and the estimated requirement for future investment in research and development was not deemed an effective use of the Company's limited resources. Prior to the acquisition of Old Laminaire, all of the Company's revenues and operations related to and were generated by TCS. The Company has restated its prior financial statements to present the operating results of TCS as a discontinued operation (see Note 9). All results of operations prior to October 17, 1997 are reflected as Discontinued Operations because TCS represented all of the Company's operating activities in that period. The remaining operating assets and liabilities of TCS at December 31, 1998 are included in the caption "Net Liabilities of Discontinued Operation" and are stated at their estimated net realizable value.

     The Company declared a four-for-one reverse stock split on June 29, 1998. All share and per share amounts in the accompanying consolidated financial statements and notes thereto give retroactive effect to such reverse stock split.

     The Company changed its name from Thermo-Mizer Environmental Corp. to Laminaire Corporation in June 1998.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Old Laminaire (a New Jersey Corporation), which was acquired on October 17, 1997 in a transaction accounted for as a purchase in accordance with the requirements set forth in Opinion No. 16 of the Accounting Principles Board. Accordingly, the results of Laminaire's operations are included in the Company's consolidated financial statements commencing with the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The following unaudited pro forma operating data assumes that the acquisition of old Laminaire had taken place as of the beginning of July 1, 1997 (for the six months ended December 31, 1997) and the year ended June 30, 1996 (fiscal 1997), respectively. The data combines the operating results of the Company's fiscal year with corresponding data from old Laminaire's calendar year and gives effect to (i) the amortization of purchase adjustments and goodwill and (ii) incremental interest expense associated with the financing arrangements. No effect has been given to assumed cost savings brought about by the consolidation of the two entities.


                                                 12/31/97         Fiscal 1997
                                               (6 months)

  Net revenues                                 $4,500,550         $8,777,632
  Cost of sales                                 3,623,487          6,635,974
  Gross profit                                    877,063          2,141,658
  Operating expenses                            1,691,811          3,322,865
  Nonoperating expenses                           917,510            480,221
  Income (loss) before taxes                   -1,732,258         -1,858,292
  Income taxes-net                                  4,497             19,607
  Net income (loss)                            -1,736,755         -1,877,899

Revenue Recognition

     Revenue for product sales is recognized in the period in which the product is shipped. Contract revenues and profits are recognized on a percentage-of-completion basis using the cost-to-cost method under which sales and profits are recorded based on the ratio of costs incurred through the measurement date to estimated total costs at completion. At December 31, 1998 unbilled receivables were not significant.

     Revisions to contract estimates of revenue and profits are reflected in the earnings of the period in which the revisions are made. Anticipated losses on contracts-in-progress are charged to earnings when identified.


Inventories

     Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out cost flow assumption. At December 31, 1998, inventories consist of:

                Raw materials and components
                                                       $208,352
                Work-in-progress                        213,868
                Finished goods                          112,762
                                                       --------
                Total                                  $534,982
                                                       ========

Finished  goods   represent   products   purchased  from  outside   vendors  for
distribution to customers.

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

Goodwill

     Goodwill, which represents the excess of the purchase price for Old Laminaire over the fair value of the net assets acquired, is being amortized on the straight-line basis over 40 years.

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

Statement of Cash Flows

     Interest paid for the year ended December 31, 1998, the six months ended December 31, 1997 and the fiscal year ended June 30, 1997 was $315,472, $76,847 and $22,697, respectively. Income taxes paid for the fiscal year ended June 30, 1997 was $19,207. For the purposes of this statement, investments and time deposits having an initial term of 90 days or less are considered to be cash equivalents.

Advertising

     The Company charges advertising costs to expense as incurred. Costs related to mail order catalogs and promotional materials are charged to operations when mailed or distributed. Advertising costs related to continuing operations amounted to $49,602 and $50,841 for the two periods ended December 31, 1998 and 1997, respectively.

Basic Loss Per Share

     Basic loss per common and common equivalent share are calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period, after giving retroactive effect to the one for four reverse stock split effected in June 1998. The assumed exercise of outstanding warrants and options would have been antidilutive and, therefore, were excluded from the calculation of loss per share in all periods presented.

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

Revenue and Credit Concentration

     A significant portion of the Company's revenue is derived from contracts performed for customers located in the New York and New Jersey Metropolitan Area. Accordingly, a substantial portion of the Company's accounts receivable at December 31, 1998 is due from customers located in the New York Metropolitan area.

ReclassificationsReclassifications

     Certain fiscal 1997 amounts and balances have been reclassified to conform to the current presentation.

NOTE 3--PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31, 1998:

                     Land and building                      $2,750,099

                     Furniture and fixtures                    751,205

                     Machinery and equipment                   483,645

                     Vehicles                                   31,508
                                                            ----------
                     Total                                   4,016,457

                     Less - accumulated depreciation        (1,825,559)
                                                            ----------

                     Property and equipment - net           $2,190,898
                                                            ==========

NOTE 4--OTHER ASSETS

     Other assets consist of the following at December 31, 1998:


            Deferred debt costs                          $88,642
            Goodwill-net (notes 1 and 2)               1,804,450
            Other                                         37,000
                                                      ----------
            Total                                     $1,930,092
                                                      ==========

NOTE 5--INCOME TAXES

     The Company incurred a net operating loss for each of the year ended December 31, 1998, the six months ended December 31, 1997 and for the fiscal year ended June 30, 1997. The Company has established an allowance for the full potential benefit of all such carryforwards because of doubt as to the realizability of such benefit. The entire provision in all periods presented relates to state franchise taxes and fees.

     Deferred income taxes will be recorded for the net tax effects when temporary differences arise between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. No deferred income taxes are recorded at December 31, 1998.

     The Company has net operating loss carryforwards of approximately $4,900,000 expiring in the years through 2013 and investment and research and development credits amounting to $37,000 that are available to reduce future income taxes through 2012.

NOTE 6--NOTES PAYABLE AND LONG-TERM DEBT

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

     The Company's operations have generated sufficient cash flow to service the First Note, although no assurances can be given that this trend will continue for the term of the First Note.

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

     Concurrent with the closing of the acquisition of Laminaire, the Company issued a convertible promissory note (the "Convertible Note") to Norwood Venture Corp. in the principal amount of $500,000 pursuant to Regulation D under the Securities Act. The Company is obligated pay interest to the holders of the Convertible Note at the rate of 12% per annum. The Company's obligations under the Convertible Note were secured by a first security interest in the TCS accounts receivable and a lien that is second in priority to that of Garay LLC, the seller of the common stock of Laminaire, with respect to the inventory and equipment of the Company and the accounts receivable, inventory and equipment of Laminaire. Laminaire also executed a guaranty in favor of Norwood with respect to the Company's obligations under the Convertible Note. The Convertible Note is convertible into shares of the

Company's Common Stock at any time at a price per share equal to the lesser of 70% of the average closing bid price for the five trading days preceding (i) the date of closing or conversion. In June 1998, the Company discontinued the operations of TCS, thereby affecting Norwood's collateral position. In November 1998, the Company agreed to substitute the common stock of Old Laminaire and a second mortgage on the Rahway building for the TCS receivables as collateral under the Norwood agreement. The Company has the right to substitute accounts receivable in lieu of the common stock of Old Laminaire if certain conditions are met. Furthermore, Norwood will relinquish its second mortgage on the Rahway building if the Company refinances such building and uses the proceeds therefrom to satisfy the First Note.

     Through December 31, 1998, an aggregate of $1,410,000 of the principal amount of the Debentures has been converted into Common Stock.

     The obligations above (net of amounts converted through December 31, 1998) are scheduled to mature as follows:

              Year of Maturity                                 Amount

              1999 (current portion)                         $260,373
              2000                                            408,282
              2001                                            433,582
              2002                                          1,368,655
              Thereafter                                       40,000
                                                           ----------
              Total                                        $2,510,892
                                                           ==========

     The Company also borrowed $200,000 from an individual investor. The terms and conditions of such borrowing have not yet been finalized and, accordingly, such note is classified as a current liability in the accompanying Consolidated Balance Sheet at December 31, 1998.


NOTE 7--STOCKHOLDERS' EQUITY

     The Company is a Delaware corporation. Its Certificate of Incorporation provides that its authorized capital stock consists of 25 million shares of Common Stock, par value $.001 per share. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor. The Board of Directors, without shareholder approval, could issue shares of Common Stock upon such terms as it determines to whomever it pleases, including persons who or entities that would help present management maintain control.

     The Company has issued shares of common stock to pay for various consulting, professional and public relations services. At December 31, 1998, $63,000 is included in prepaid expenses in connection with incomplete engagements.

Stock Options

     In December 1996 and June 1998, the shareholders approved stock incentive plans under which the Company may issue incentive stock options, nonqualified stock options and stock appreciation rights under which the Company can issue options for up to 1,000,000 shares. As of December 31, 1998, the Company has granted options covering 114,000 shares of Common Stock, all of which are vested.

     In June 1997, the Company issued stock options for 35,000, after retroactive adjustment for the 1 for 4 reverse stock split declared in June 1998, shares of Common Stock exercisable at a price of $.40 per share in consideration for services performed by outside directors in connection with the acquisition of Laminaire. The difference between the exercise price and the market price of these shares was accounted for as part of the acquisition price of Laminaire (see Note 1).

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
                Expected Term of Option In Years     Five years

     On a pro forma basis, net loss and loss per common share for the year ended December 31, 1998, six months ended December 31, 1997 and for the fiscal year ended June 30, 1997 would not have changed significantly if the Company had accounted for options using the fair value method rather than the intrinsic value method.

         A summary of stock option activity follows:

           Description                                                   Number          Price Range
           Year Ended June 30, 1997:
           Options granted                                            1,286,000        $.10 to $1.00
           Options exercised                                            400,000                $1.00
           Options cancelled                                             55,000                $1.00
           Options outstanding                                          831,000        $.83 to $1.00
           Six Months Ended December 31, 1997:
           Options granted                                              565,000         $.20 to $.57
           Options exercised
           Options cancelled                                             17,250                $1.00
           Options outstanding                                        1,378,750        $.20 to $1.00
           Year Ended December 31, 1998
           Options granted
           Options canceled                                             174,000                   $1
           Options outstanding                                        1,204,750         $.20 to $.57

     All options outstanding are exercisable at December 31, 1998.

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

     Solay was entitled to exercise options for up to 300,000 shares, of which it exercised such option for 260,000 such shares, including 160,000 for which it issued a note to the Company in the principal amount of $160,000. The note is interest-free and is nonrecourse to Solay, except to the extent that the former president of the Company repays a note due by such former president to Solay. The Option expires five years from the date of grant. Solay granted an irrevocable proxy to vote all shares purchased and held by Solay pursuant to the Option to the Company's President. Such proxy terminates at the time that the shares are sold, exclusive of a transfer pursuant to a pledge of the shares.

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

     For financial reporting purposes, the Company ascribed a value of $.05 to each Class B Warrant. The aggregate difference between the fair market value of a share of common stock on the date of grant ($1.0623) and the value ascribed to each share of common stock included in the units described above ($.90) for the Solay Options amounts to $89,375 and was accounted for as an expense during the fiscal year ended June 30, 1997. There are no remaining unamortized costs associated with the Solay Agreement.

NOTE 8--COMMITMENTS AND CONTINGENCIES

     The Company's management does not believe that its products are subject to material product liability claims and has no insurance to cover such risk.

     The Company has a qualified 401(k) profit sharing plan available to full-time employees who meet the plan's eligibility requirements. The plan permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. In addition, the Company has no obligation to contribute to the plan, however, it can elect a discretionary contribution. The Company made no contributions to the plan during the year ended December 31, 1998, six months ended December 31, 1997 and the fiscal year ended June 30, 1997.

     The Company is a defendant in various cases involving collection of payables and employment terminations. The Company does not believe that the outcome of these matters will have a material adverse impact on its results of operations.

NOTE 9--BUSINESS SEGMENTS AND CONCENTRATION OF CREDIT RISK

Segments

     Prior to the acquisition of Old Laminaire, the Company had one business, the controls system business. In the period immediately following the acquisition of Laminaire, the Company operated with four divisions - Cleanroom Manufacturing ("CM"), Cleanroom Distribution ("CD"), Electronic Manufacturing ("EM"), and TCS. The LM business represents Low Margin cleanroom distribution sales involving transactions in which the Company served as a distributor for vendors that only sell through distributors. In these cases the products were drop shipped by the vendor to the end customer. A substantial portion of this segment of the business has been phased out. TCS' operations were discontinued in June 1998 because of ongoing operating losses and the estimated future investment in research and development was not deemed an effective use of the Company's resources.

     The Company's largest customer accounted for 10.2% of its net revenues from continuing operations during the year ended December 31, 1998.

     The table below sets forth the sales and operating profits contributed to continuing operations by division for the year ended December 31, 1998. All of these operating divisions share the same facility and use a common administrative pool. These joint costs have been allocated using various formulas developed by the former management of Old Laminaire. The Company is currently reviewing the allocation bases being used and may revise or modify such bases.

         1998
         ----
                                                 CM               CD               EM            Total
 Revenues                                  $ 2,264,772      $ 2,360,329      $ 1,403,892     $ 6,028,993
 Cost of revenues                            2,081,280        1,762,551        1,011,123       4,854,954
 Gross profit                                  183,492          597,778          350,029       1,174,039

 Direct selling                                100,104          173,825           42,740         316,669
 Contribution                                   83,388          423,953          350,029         857,370

 Joint overhead costs                                                                            884,923

 Operating loss                                                                              $   (27,553)

         1997
         ----
                                                 CM               CD               EM
Revenues                                   $   520,523      $   740,369      $   501,686
Cost of revenues                               362,185          670,126          324,698
Gross profit                                   158,338           70,243          176,988

Direct selling and product development          44,611           45,004           49,583
Contribution                                   113,727           25,239          127,405

Joint overhead costs                            99,361           56,430          100,058
Other costs                                      9,285            3,483            7,813
Income (Loss) before taxes                       5,081          (34,674)          19,534

     Many costs are allocated based on various allocation bases including relative sales and square footage used. It is not practicable to ascribe assets to specific divisions.

Discontinued Business

     Prior to the acquisition of Old Laminaire, the Company had one business, the controls system business. TCS' operations were discontinued in June 1998 because of ongoing operating losses and the estimated future investment in research and development was not deemed an effective use of the Company's resources. Highlights of TCS operating results for the year ended December 31, 1998, the six months ended December 31, 1997 and the fiscal year ended June 30, 1997 are set forth below:

                                      12/31/98        12/31/97          6/30/97
Revenues                            $1,476,833      $1,124,869      $ 2,351,191
Cost of revenues                     1,451,261       1,057,757        2,099,873
Gross profit                            25,572          67,112          251,318
Other costs                            804,888         923,933        1,676,624
Operating loss                        (779,316)       (856,831)      (1,425,306)
Other - net                                             32,508          497,860
Loss from discontinued business     $ (779,316)     $ (889,339)     $(1,923,166)

     The amounts above relate to operating results prior to the date of discontinuance. All results thereafter are included as part of the closedown costs of TCS. Operating expenses for the year ended December 31, 1998 do not include corporate, facilities and similar type expenses that have been charged to continuing operations.

     The Loss on Disposal of the Discontinued Operations of $611,570 consists principally of write-downs of inventories, receivables on certain long-term contracts, other assets and fixed assets, as well as the costs to complete contracts-in-progress.

NOTE 10--NONRECURRING EXPENSES AND OTHER

     Nonrecurring expenses and other consist of the following for the year ended December 31, 1998, the six months ended December 31, 1997 and the fiscal year ended June 30, 1997.

                                                              12/31/98      12/31/97  6/30/97(1)
     Solay agreement                                                                  $ 294,375
     Write-off - Nationwide consulting agreement                                         95,000
     Postemployment cost                                     $  25,000                   40,000
     Professional fees associated with nonrecurring
     transactions                                                                        67,510
     Amortization of discount associated with the
     favorable conversion feature
                                                                          $ 750,000
     Amortization of goodwill                                   46,378       11,115
     Interest - net                                            326,037       89,584     (43,436)
     Disposal of equipment (and write-off of lease
     obligation)                                                                         27,756
     Write-off of lease costs (Note 8) (1)                                   28,019
     Other                                                                               (2,552)
                                                                                      ---------

     Total                                                   $ 397,415    $ 878,718   $ 478,653
                                                             =========    =========   =========

(1) Amounts are included in Discontinued Operations

     The Company agreed to purchase an annuity for an officer who retired during the fiscal year ended June 30, 1997, the cost of which ($40,000) was charged to operations.

NOTE 11--RELATED PARTY TRANSACTIONS

     During the year ended December 31, 1998, the six months ended December 31, 1997 and the fiscal year ended June 30, 1997, the Company paid professional, consulting and legal fees amounting to $250,143 (exclusive of 100,000 shares of common stock awarded to the Company's secretary), $217,675 (of which $126,180 relates to the acquisition of Laminaire or obtaining the financing therefor); and $332,953(of which $153,924 relates to the acquisition of Laminaire or obtaining the financing therefor) to directors or firms related to directors or officers. The law firm in which the Company's Secretary is a partner also received 41,000 shares of common stock in satisfaction of fees owed during fiscal 1997. At December 31, 1998, the outstanding balance of unpaid fees due to such firm was approximately $101,000. Substantially all work done on a consulting basis is in lieu of the same work being done by new employees or other directors.

     In addition, an entity associated with a director received interest payments of $233,402 in 1998.