Form 10QSB
period 1999-03-31
LAMINAIRE CORP
filed 1999-06-02
CIK 934379

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Three Months Ended                                Commission File Number
      March 31,1999                                             33-87284-N4



                              Laminaire Corporation
                   (Formerly Thermo-Mizer Environmental Corp.)
                            960 East Hazelwood Avenue
                                Rahway, NJ 07065
                                Tel: 732-381-8200

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

Yes X                                No




At May 14, 1999, the latest practicable date, there were 3,855,267 shares of Common Stock outstanding, $.001 par value.

                              Laminaire Corporation


                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.
FINANCIAL INFORMATION

Item 1. :

Unaudited Consolidated Financial Statements:

Condensed Consolidated Balance Sheets
as of March 31, 1999 and December 31, 1998                                    3

Condensed Consolidated Statements of Operations                               6
for the three months ended March 31, 1999 and 1998

Condensed Statements of Consolidated Cash Flows
for the three months ended March 31, 1999 and 1998                            7

Condensed Consolidated Statement of Stockholders' Equity for the three
months ended March 31, 1999                                                   8

Notes to Condensed Consolidated Financial Statements                          9

Item 2.

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                          16

PART II.
OTHER INFORMATION                                                            23

                              Laminaire Corporation
                   (Formerly THERMO-MIZER ENVIRONMENTAL CORP.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS





                                           March 31,1999       December 31, 1998
                                             (unaudited)

Current Assets:
Cash                                         $   67,048               $   79,785
Accounts receivable-net of
allowance of $72,539 and $68,039                519,428                  656,886
Inventories                                     545,773                  534,982
Prepaid expenses and other                      119,341                  125,052
                                             ----------               ----------

                  Total Current Assets        1,256,590                1,396,705

Property and Equipment-net                    2,144,000                2,190,898

Other Assets, principally goodwill            1,913,274                1,930,092
                                             ----------               ----------


Total Assets                                 $5,308,864               $5,517,695
                                             ==========               ==========









            See Notes to Condensed Consolidated Financial Statements.

                              Laminaire Corporation
                   (Formerly THERMO-MIZER ENVIRONMENTAL CORP.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                   March 31,1999    December 31,
                                                      (unaudited)           1998
Current Liabilities:
Notes payable and current
      Installments of long-term debt                 $   418,712    $   460,373
Accounts payable                                         789,128        796,292
Accrued expenses and other                               270,765        336,118
Net current liabilities of discontinued operation        265,523        303,347
                                                     -----------    -----------

                  Total Current Liabilities            1,744,128      1,896,135
                                                     -----------    -----------

Long-Term Debt                                         2,239,532      2,250,519
                                                     -----------    -----------

Other Liabilities                                         88,278

Stockholders' Equity:
         Common Stock, $.001 par value,
           25,000,000 shares authorized;
            ________ and 3,855,267 shares issued           3,855          3,855
         Additional paid-in capital                    6,756,117      6,681,117
         Deficit                                      (5,363,046)    (5,153,931)
                                                     -----------    -----------
         Total                                         1,396,926      1,531,041
         Less - Note receivable                         (160,000)      (160,000)
                                                     -----------    -----------
         Stockholders' Equity-net                      1,236,926      1,371,041
                                                     -----------    -----------

Total Liabilities and Stockholders' Equity           $ 5,308,864    $ 5,517,695
                                                     ===========    ===========




            See Notes to Condensed Consolidated Financial Statements.

                              Laminaire Corporation
                   (Formerly THERMO-MIZER ENVIRONMENTAL CORP.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                         1999              1998
CONTINUING OPERATIONS:
Sales                                             $   996,432       $ 1,607,386
Cost of Sales                                         771,903         1,284,065
                                                  -----------       -----------

Gross Profit                                          224,529           323,321

Selling and administrative expenses                   415,329           384,293
                                                  -----------       -----------

Operating loss                                       (190,800)          (60,972)
Other-net (principally interest)                      (75,507)          (62,036)
                                                  -----------       -----------
Loss from continuing operations                      (266,307)         (123,008)
                                                  -----------       -----------

DISCONTINUED OPERATIONS:
Loss from operations                                                   (170,694)
Loss from disposal and close down                      57,192
                                                  -----------
Loss from discontinued operation                       57,192          (170,694)
                                                  -----------       -----------

NET LOSS                                          $  (209,115)      $  (293,702)
                                                  ===========       ===========

BASIC LOSS PER SHARE:
Continuing Operations                             $      (.07)      $      (.09)
Discontinued Operations                                   .02              (.11)
                                                  -----------       -----------
Net Loss                                          $      (.05)      $      (.20)
                                                  ===========       ===========
Weighted average number of common
Shares outstanding                                  3,855,267         1,491,197
                                                  ===========       ===========

   See Notes to Condensed Consolidated Financial Statements.

                              Laminaire Corporation
                   (Formerly THERMO-MIZER ENVIRONMENTAL CORP.)

                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                              1999                 1998
Cash flows from operating activities:
         Net loss                                                       $(209,115)           $(293,702)
         Adjustments to reconcile net earnings
             to net cash provided by operating
             Activities:
                  Loss from discontinued operations                       (57,192)             170,694
                  Depreciation and amortization                            78,327              153,329
                  Decrease in net operating assets                        132,891              155,280
                                                                        ---------            ---------
                  Net cash provided by
                      continuing operations                               (55,089)             185,601
                                                                                             ---------
                  Net cash (used by) discontinued
                      Operations                                           20,000             (170,694)
                                                                        ---------            ---------
                  Net cash provided (used) by all operating
                      activities                                          (35,089)              14,907
                                                                        ---------            ---------

Cash flows (used in )investing activities:
         Purchase of property and equipment                                                    (78,681)

Cash flows from financing activities:
           Repayment of debt                                              (52,648)             (47,662)
           Capital received                                                75,000
                                                                        ---------
           Net                                                             22,352              (47,662)
                                                                        ---------            ---------

Net (decrease) in cash                                                    (12,737)            (111,436)
Cash and cash equivalents - beginning                                      79,785              299,179
                                                                        ---------            ---------
Cash and cash equivalents - ending                                      $  67,048              187,743
                                                                        =========            =========


            See Notes to Condensed Consolidated Financial Statements.

                              Laminaire Corporation
                   (Formerly THERMO-MIZER ENVIRONMENTAL CORP.)


            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)

                                       Common          Additional           Accumulated          Note
                                        Stock        Paid-in Capital         Deficit          Receivable          Total
                                        -----        ---------------         -------          ----------          -----

Balance, January 1, 1999                $3,855          $6,681,117         $ (5,153,931)       $ (160,000)      $1,371,041

Capital received                                            75,000                                                  75,000

Net loss                                                                       (209,115)                          (209,115)
                                                                                                                 ---------

Balance, March 31, 1999                 $3,855          $6,756,117         $ (5,363,046)      $ (160,000)       $1,236,926
                                        ======          ==========         ============       ==========        ==========






            See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1--BASIS OF PRESENTATION

     The accompanying interim condensed consolidated financial statements for the three-month periods ended March 31, 1999 and 1998 are unaudited and include all adjustments considered necessary by Management for a fair presentation. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These consolidated financial statements should be read in conjunction with the information filed as part of the Company's Annual Report on Form 10-KSB.

     Laminaire Corporation (formerly Thermo-Mizer Environmental Corp.) (the "Company" or "Laminaire"), a Delaware corporation based in Rahway, New Jersey, designs, assembles and sells a family of products and systems used in cleanroom facilities. On October 16, 1997 the Company acquired all of the outstanding shares of Common Stock of Laminaire Corporation ("Old Laminaire"), a New Jersey corporation, from Garay LLC for a purchase price of $3,228,000. The Company decided to phase out the Control Systems ("TCS") Division and product line in June 1998 because of ongoing operating losses and the estimated requirement for future investment in research and development was not deemed an effective use of the Company's limited resources. Prior to the acquisition of Old Laminaire, all of the Company's revenues and operations related to and were generated by TCS. The Company has restated its prior financial statements to present the operating results of TCS as a discontinued operation.

     The Company changed its name from Thermo-Mizer Environmental Corp. to Laminaire Corporation in June 1998.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the Company's principal accounting and financial reporting policies is as follows:

Principles of Consolidation

     The consolidated financial statements include the accounts of Laminaire Corporation and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

     Revenue for product sales is recognized in the period in which the product is shipped. Contract revenues and profits are recognized on a percentage-of-completion basis using the cost-to-cost method under which sales and profits are recorded based on the ratio of costs incurred through the measurement date to estimated total costs at completion. At March 31, 1999, unbilled receivables amounted to $60,000, all of which is expected to be billed during the three months ending June 30, 1999.

     Revisions to contract estimates of revenue and profits are reflected in the earnings of the period in which the revisions are made. Anticipated losses on contracts-in-progress are charged to earnings when identified.

Inventories

     Inventories are stated at the lower of cost with cost being determined using the first-in, first-out cost flow assumption. At March 31, 1999, inventories of continuing operations consist of:

          Raw Materials                                   $249,169
          Work-in-process                                  215,864
          Finished Goods                                    80,740
                                                          --------
          Total                                           $545,773
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

Statement of Consolidated Cash Flows

     Interest paid for the three months ended March 31, 1999 was approximately $75,507. For the purposes of this statement, investments and time deposits having an initial term of 90 days or less are considered to be cash equivalents.

Advertising

     The Company charges advertising costs to expense as incurred. Costs related to mail order catalogs and promotional materials are charged to operations when mailed or distributed. Advertising costs charged to Continuing Operations amounted to $22,319 and $1,306 for the three months ended March 31, 1999 and 1998, respectively.

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

Reclassifications

     Certain 1998 amounts and balances have been reclassified to conform to the current presentation. All amounts related to the operations of TCS are included in the caption "Discontinued operations." Prior to the acquisition of Laminaire, all of the Company's revenues and operations related to and were generated by TCS.

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

     Concurrent with the closing of the acquisition of Laminaire, the Company issued a convertible promissory note (the "Convertible Note") to Norwood Venture Corp. in the principal amount of $500,000 pursuant to Regulation D under the Securities Act. The Company is obligated pay interest to the holders of the Convertible Note at the rate of 12% per annum. The Company's obligations under the Convertible Note were secured by a first security interest in the TCS accounts receivable and a lien that is second in priority to that of Garay LLC, the seller of the common stock of Laminaire, with respect to the inventory and equipment of the Company and the accounts receivable, inventory and equipment of Laminaire. Laminaire also executed a guaranty in favor of Norwood with respect to the Company's obligations under the Convertible Note. The Convertible Note is convertible into shares of the Company's Common Stock at any time at a price per share equal to the lesser of 70% of the average closing bid price for the five trading days preceding (i) the date of closing or conversion. In June 1998, the Company discontinued the operations of TCS, thereby affecting Norwood's collateral position. In November 1998, the Company agreed to substitute the common stock of Old Laminaire and a second mortgage on the Rahway building for the TCS receivables as collateral under the Norwood agreement. The Company has the right to substitute accounts receivable in lieu of the common stock of Old Laminaire if certain conditions are met. Furthermore, Norwood will relinquish its second mortgage on the Rahway building if the Company refinances or sells such building and uses the proceeds therefrom to satisfy the First Note.

     Through March 31, 1999, an aggregate of $1,410,000 of the principal amount of the debentures has been converted into Common Stock.

     The Company also borrowed $200,000 from an individual investor. The terms and conditions of such borrowing have not yet been finalized and, accordingly, such note is classified as a current liability in the accompanying Consolidated Balance Sheet at March 31, 1999.

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

     The table below sets forth the sales and operating profits contributed to continuing operations by division for the three months ended March 31, 1999. All of these operating divisions share the same facility and use a common administrative pool. These joint costs have been allocated using various formulas developed by the former management of Old Laminaire. The Company is currently reviewing the allocation bases being used and may revise or modify such bases.



                             CM           CD            EM           Total
Revenues                  $484,192     $373,822      $138,418      $996,432
Cost of revenues           308,576      324,847       138,480       771,903
Gross profit               175,616       48,975       (25,062)      224,529

Direct selling              71,329       38,692        23,311       133,332
Contribution               104,287       10,283       (23,373)       91,197

Joint overhead costs                                                281,997

Operating loss                                                     (190,800)


     Prior to the acquisition of Old Laminaire, all of the Company's revenues and operations pertained to and was generated by TCS. A summary of TCS' operations, all of which are included in Discontinued Operations is as follows for the three months ended March 31, 1998:

                                                      1998
                  Revenues                          $625,536
                  Cost of revenues                   502,197
                  Gross profit                       123,339
                  Operating expenses                 294,033
                  Operating loss                    (170,694)

     The Income from Discontinued Operations relates to a revision of the estimated closedown costs of the TCS business.

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

     The Company was unable to generate sufficient and timely contracts to permit it to operate profitably and, accordingly, attempted to reduce business volatility by becoming a product-oriented company serving various aspects of the environmental controls industry. However, its efforts, which were limited by the available resources, failed to make a meaningful penetration in the selected market niches. It then decided that the best way to implement its strategy was to acquire a product-based company. Old Laminaire was acquired as the first major step of this new strategy.

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

     In general, the Company believes that it is now positioned to compete in niche markets on the basis of service and a willingness to customize. As a rule, it is not competing based on technology. Management believes that controls are in place to minimize the risk of incurring significant losses on individual contracts or projects, although no assurances can be given that no such losses will occur. The Company believes that operating losses are likely to continue throughout the first half of 1999.

Operations

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

     The table below sets forth the sales and operating results of each division for the three months ended March 31, 1999. All of these operating divisions share the same facility and use a common administrative pool. These joint costs have been allocated using various formulas developed by the former management of Old Laminaire. The Company is currently reviewing the allocation bases being used and may revise or modify such bases.


                              CM            CD           EM          Total
Revenues                   $484,192      $373,822     $138,418     $996,432
Cost of revenues            308,576       324,847      138,480      771,903
Gross profit                175,616        48,975          (62)     224,529

Direct selling               71,329        38,692       23,311      133,332
Contribution                104,287        10,283      (23,323)      91,197

Joint overhead costs                                                281,997

Operating loss                                                     (190,800)



     The corresponding information for 1998 follows:


                     EM           CD         LM (1)         CM           Total
Sales             $388,550     $342,408     $344,626     $531,802     $1,607,386
Cost of Sales      281,667      285,866      323,393      393,139      1,284,065
Gross Profit       106,883       56,542       21,233      138,663        323,321
Percentage          27.51%       16.51%        6.16%       26.07%         20.11%

(1) The LM products represent "Low Margin" products that were sold to certain large customers. The Company phased out of that business in 1998.

     Revenues from Continuing Operations decreased by $610,954 during the three months ended March 31, 1999 compared with the corresponding period in 1998 because the level of new orders received were down in all divisions, especially EM. The downturn in orders, in some instances, appears to have been a function of timing and in others may have resulted in the Company no longer being considered a "disadvantaged" or "minority-owned" business. However, the Company is unable to determine the reason for not receiving other orders. While there are significant proposals outstanding, there can be no assurances given that the negative trend in sales will not continue.

     Many of the Company's costs are fixed. Therefore, a decrease in sales results in a significant decrease in gross profit percentage. Although the percentages reported from year-to-year did not vary from 20%, the amounts in 1998 included $344,000 in "low margin" sales. There were no such sales in 1999.

     General and administrative expenses for the three months ended March 31, 1999 increased because ongoing operations assumed various functions previously performed by employees of the discontinued business and certain functions were redefined. In addition, advertising expenses increased by approximately $20,000.

     No net benefit was recognized for the benefit of Federal income tax loss carryforwards because of the uncertainty of utilization of such carryforwards.

Discontinued Operation

     As previously indicated, the Company discontinued TCS in June 1998. A summary of TCS' operations for the three months ended March 31, 1998 follows:


                                                       1998
              Revenues                               $625,536
              Cost of revenues                        502,197
              Gross profit                            123,339
              Operating expenses                      294,033
              Operating loss                         (170,694)


Plans

     As indicated above, the rate of new orders received from customers slowed down during the last quarter of 1998 and through the first quarter of 1999. EM and CM, in particular, experienced a sharp decrease in new orders from their larger customers. In part to address this situation, the Company is undertaking a significant new initiative by participating in the establishment of a new entity, eSafety, a business-to-business E-Commerce solution for distributors and users of disposable safety equipment and garments for all applications. eSafety will seek to include products from a wide array of manufacturers on its site and will incorporate state-of-the-art technology and software. The target date to open the new company is the summer of 1999. The Company, which is teaming with a leading developer of E-Commerce software and marketing tools and others to assist it in this effort, intends to commit a significant portion of its resources to the formation and development of eSafety.

     In addition, CM, which sells its products through its own salesmen, augmented by independent sales representatives, will attempt to increase its use of independent sales representatives by developing and offering attractive commission plans.

     No assurances can be given that these plans will result in the Company becoming profitable.

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

     Through March 31, 1999, an aggregate of $1,410,000 of the principal amount of the convertible debt has been converted into Common Stock.

     The Company also borrowed $200,000 from an individual investor. The terms and conditions of such borrowing have not yet been finalized and, accordingly, such note is classified as a current liability in the accompanying Consolidated Balance Sheet at March 31, 1999.

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

Plans - Laminaire is exploring options to reduce its debt service obligations. These options include, but are not limited to, a possible refinancing or sale of its building in Rahway, NJ with the proceeds used to repay outstanding indebtedness. No assurances can be given that any option being considered will be successfully completed.

Securities Listing - The National Association of Securities Dealers, Inc. advised Laminaire that it was not in compliance with the maintenance requirements for continued listing and, accordingly, delisted Laminaire's securities from the NASDAQ SmallCap Market in July 1998. Trading in Laminaire's securities now takes place in the over-the-counter market in what are commonly referred to as the "Electronic Bulletin Board" or the "OTC." As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. Furthermore, Laminaire may experience greater difficulty in obtaining financing if and when needed

Seasonality

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

     PART II    OTHER INFORMATION

          Item 1    Legal Proceedings

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


                                                  Laminaire Corporation
                                                       (Registrant)




                                                  /s/ Gerard M. Gallagher
                                                  -----------------------------
                                                  GERARD M. GALLAGHER

                                                  Gerard M. Gallagher
                                                  Vice President, CFO


Date: May 20, 1999