Form 10QSB
period 1999-06-30
LAMINAIRE CORP
filed 1999-08-20
CIK 934379

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Six Months Ended                          Commission File Number
      June 30, 1999                                     33-87284-N4

                              Laminaire Corporation
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

Yes [X]     No [_]


At June 30, 1999, the latest practicable date, there were 3,990,257 shares of Common Stock outstanding, $.001 par value.

                              Laminaire Corporation


                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.
FINANCIAL INFORMATION

Item 1.

Unaudited Consolidated Financial Statements:

Condensed Consolidated Balance Sheets
as of June 30, 1999 and December 31, 1998                                     3

Condensed Consolidated Statements of Operations
 For the Six Months Ended June 30, 1999 and 1998                              5

Condensed Consolidated Statements of Operations                               6
For the Three Months Ended June 30, 1999 and 1998

Condensed Statements of Consolidated Cash Flows
For the Six Months Ended June 30, 1999 and 1998                               7

Condensed Consolidated Statement of Stockholders' Equity
for the Six Months Ended June 30, 1999                                        8

Notes to Condensed Consolidated Financial Statements                          9

Item 2.

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                          16

PART II.
OTHER INFORMATION                                                            23

                              Laminaire Corporation

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                              June 30, 1999    December 31, 1998
                                               (unaudited)

Current Assets:
  Cash                                          $   12,884        $   79,785
  Accounts receivable-net of allowance of
    $75,539 and $68,039                            532,125           656,886

  Inventories                                      512,873           534,982

  Prepaid expenses and other                       117,188           125,052
                                                ----------        ----------

    Total Current Assets                         1,175,070         1,396,705

Property and Equipment - net                     2,110,991         2,190,898

Other Assets - principally goodwill              1,896,457         1,930,092
                                                ----------        ----------

Total Assets                                    $5,182,518        $5,517,695
                                                ==========        ==========

            See Notes to Condensed Consolidated Financial Statements.

                              Laminaire Corporation

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                June 30, 1999   December 31,1998
                                                 (unaudited)

Current Liabilities:
  Notes payable and current
    Installments of long-term debt               $   418,712      $   460,373
  Accounts payable                                   992,167          796,297
  Accrued expenses and other                         368,396          336,118
  Net liabilities of discontinued operation          265,523          303,347
                                                 -----------      -----------

      Total Current Liabilities                    2,044,798        1,896,135
                                                 -----------      -----------

Long-Term Debt                                     2,221,688        2,250,519
                                                 -----------      -----------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, $.001 par value,
    25,000,000 shares authorized;
    3,990,257 and 3,855,267 shares issued              3,990            3,855
  Additional paid-in capital                       6,765,982        6,681,117
  Deficit                                         (5,693,940)      (5,153,931)
                                                 -----------      -----------
  Total                                            1,076,032        1,531,041
  Less - Note receivable                            (160,000)        (160,000)
                                                 -----------      -----------
  Stockholders' Equity-net                           916,032        1,371,041
                                                 -----------      -----------

Total Liabilities and Stockholders' Equity       $ 5,182,518      $ 5,517,695
                                                 ===========      ===========

            See Notes to Condensed Consolidated Financial Statements.

                              Laminaire Corporation

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                        1999            1998
CONTINUING OPERATIONS:
Sales                                               $ 1,943,391     $ 3,158,008
Cost of Sales                                         1,586,777       2,548,955
                                                    -----------     -----------

Gross Profit                                            356,614         611,053
                                                    -----------     -----------

Expenses
     Personnel and related costs                        270,692         306,212
     Selling and administrative expenses                568,558         391,239
                                                    -----------     -----------
     Total expenses                                     839,250         697,451
                                                    -----------     -----------

Operating loss                                         (482,636)        (86,398)
Other-net (principally interest)                       (152,175)       (183,896)
Income taxes                                                280           7,869
                                                    -----------     -----------
Loss from continuing operations                        (635,091)       (278,163)

DISCONTINUED OPERATIONS:
Loss from operations                                                   (540,934)
Income (Loss) from disposal and close down               95,082        (369,000)
                                                    -----------     -----------
Income (Loss) from discontinued operation                95,082        (909,934)
                                                    -----------     -----------

NET LOSS                                            $  (540,009)    $(1,188,097)
                                                    ===========     ===========

BASIC LOSS PER SHARE:
Continuing Operations                               $      (.16)    $      (.12)
Discontinued Operations                                     .02            (.40)
                                                    -----------     -----------
Net Loss                                            $      (.14)    $      (.52)
                                                    ===========     ===========
Weighted average number of common and
Common equivalent shares outstanding                  3,860,517       2,257,430
                                                    ===========     ===========

            See Notes to Condensed Consolidated Financial Statements.

                              Laminaire Corporation

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED June 30, 1999 AND 1998
                                   (UNAUDITED)

                                                     1999               1998
                                                 -----------        -----------
CONTINUING OPERATIONS:
Sales                                            $   946,959        $ 1,550,622
Cost of sales                                        814,874          1,226,032
                                                 -----------        -----------

Gross profit                                         132,085            324,590
                                                 -----------        -----------

Operating Expenses                                   423,921            281,933
                                                 -----------        -----------

Income (Loss) from operations                       (291,836)            42,657
Operating loss
Other- net (principally interest)                    (76,948)          (123,510)
Income taxes                                               0              6,219
                                                 -----------        -----------
Loss from continuing operations                     (368,784)           (87,072)
                                                 -----------        -----------

DISCONTINUED OPERATIONS:
Loss from operations                                                   (438,323)
Loss from disposal and close down                     37,890           (369,000)
                                                 -----------        -----------
Loss from discontinued operation                      37,890           (807,323)
                                                 -----------        -----------

NET LOSS                                         $  (330,894)       $  (894,395)
                                                 ===========        ===========

BASIC LOSS PER SHARE:
Continuing Operations                            $      (.10)       $      (.03)
Discontinued Operations                                  .01               (.27)
                                                 -----------        -----------
Net Loss                                         $      (.09)       $      (.30)
                                                 ===========        ===========
Weighted average number of common and
Common equivalent  shares outstanding              3,865,517          3,023,663
                                                 ===========        ===========

            See Notes to Condensed Consolidated Financial Statements.

                              Laminaire Corporation

                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                 FOR THE Six MONTHS ENDED JUNE 30, 1999 and 1998
                                   (UNAUDITED)

                                                         1999            1998

Cash flows from operating activities:
  Net loss                                          $  (540,009)    $(1,188,097)
  Adjustments to reconcile net earnings
    to net cash provided by operating
    Activities:
      Loss from discontinued operations                 (95,082)        909,934
      Depreciation and amortization                     156,654         171,692
      Decrease in net operating assets                  397,033         603,080
                                                    -----------     -----------
      Net cash provided (used) by
        continuing operations                           (91,404)        496,609
      Net cash(used by) discontinued
        Operations                                                     (344,153)
                                                    -----------     -----------
      Net cash used by all operating activities         (91,404)        152,456
                                                    -----------     -----------

Cash flows (used in )investing activities:
  Purchase of property and equipment                                    (78,681)
                                                    -----------     -----------
Cash flows from financing activities:
  Repayment of debt                                     (70,497)        (95,324)
  Issuance of securities                                 85,000          60,000
  Deferred acquisition costs                                            (55,500)
  Other                                                  10,000
                                                    -----------     -----------
  Total                                                  24,503         (90,824)
                                                    -----------     -----------

Net increase (decrease) in cash                         (66,901)        (17,049)
Cash and cash equivalents - beginning                    79,785         299,179
                                                    -----------     -----------
Cash and cash equivalents - ending                  $    12,884     $   282,130
                                                    ===========     ===========

            See Notes to Condensed Consolidated Financial Statements.

                              Laminaire Corporation

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)

                                      Common            Additional        Accumulated            Note
                                       Stock         Paid-in Capital        Deficit           Receivable            Total
                                    -----------        -----------        -----------        ------------        -----------
Balance, January 1, 1999            $     3,855        $ 6,681,117        $(5,153,931)       $   (160,000)       $ 1,371,041

Issuance of equity
securities                                  135             84,895                                                    95,000

Net loss                                                                     (540,009)                              (540,009)
                                    -----------        -----------        -----------        ------------        -----------
Balance, June 30, 1999              $     3,990        $ 6,765,982        $(5,693,940)       $   (160,000)       $   916,032
                                    ===========        ===========        ===========        ============        ===========

            See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1--BASIS OF PRESENTATION

     The accompanying interim condensed consolidated financial statements for the three-and six month periods ended June 30, 1999 and 1998 are unaudited and include all adjustments considered necessary by Management for a fair presentation. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These consolidated financial statements should be read in conjunction with the information filed as part of the Company's Annual Report on Form 10-KSB.

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

     The Company changed its name from Thermo-Mizer Environmental Corp. to Laminaire Corporation in June 1998.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the Company's principal accounting and financial reporting policies is as follows:

Principles of Consolidation

     The consolidated financial statements include the accounts of Laminaire Corporation and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

     Revenue for product sales is recognized in the period in which the product is shipped. Contract revenues and profits are recognized on a percentage-of-completion basis using the cost-to-cost method under which sales and profits are recorded based on the ratio of costs incurred through the measurement date to estimated total costs at completion. At June 30, 1999, unbilled receivables were de minimis.

     Revisions to contract estimates of revenue and profits are reflected in the earnings of the period in which the revisions are made. Anticipated losses on contracts-in-progress are charged to earnings when identified.

Inventories

     Inventories  are  stated at the lower of cost  with cost  being  determined
using  the  first-in,   first-out  cost  flow  assumption.  At  June  30,  1999,
inventories consist of:

          Raw Materials                                 $405,518

          Work-in-process                                 11,734

          Finished Goods                                  95,621
                                                        --------
          Total                                         $512,873
                                                        --------

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

Statement of Consolidated Cash Flows

     Interest paid for the six months ended June 30, 1999 was approximately $152,175. For the purposes of this statement, investments and time deposits having an initial term of 90 days or less are considered to be cash equivalents.

Advertising

     The Company charges advertising costs to expense as incurred. Costs related to mail order catalogs and promotional materials are charged to operations when mailed or distributed. Advertising costs charged to Continuing Operations amounted to $38,292 and $32,873 for the six months ended June 30, 1999 and 1998, respectively.

Basic Loss Per Share

     Basic loss per common and common equivalent share are calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period after giving retroactive effect to a one for four reverse stock split approved on June 29, 1998. The assumed exercise of outstanding warrants and options and conversion of convertible debt would have been antidilutive and, therefore, were excluded from the calculation of loss per share in all periods presented.

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

     Through June 30, 1999, an aggregate of $1,410,000 of the principal amount of the debentures has been converted into Common Stock. Approximately, 3,268,000 shares are issuable in connection with these agreements.

     The Company also borrowed $200,000 from an individual investor. The terms and conditions of such borrowing have not yet been finalized and, accordingly, such note is classified as a current liability in the accompanying Consolidated Balance Sheet at June 30, 1999.

Subsequent Event - In August 1999, the Company borrowed $102,000 from an entity affiliated with one of its directors. The proceeds were used to pay obligations due under the First Note described above. The note is due on demand, bears interest at the rate of nine percent per annum and is convertible at a price equivalent to 70% of the bid price on the date of the note.

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

     The table below sets forth the sales and operating profits contributed to continuing operations by division for the six months ended June 30, 1999. All of these operating divisions share the same facility and use a common administrative pool. These joint costs have been allocated using various formulas developed by the former management of Old Laminaire. The Company is currently reviewing the allocation bases being used and may revise or modify such bases.

                                    CM          CD          EM         Total
Revenues                         $900,461    $746,326    $296,604    $1,943,391
Cost of revenues                  623,944     634,689     328,144     1,586,777
Gross profit                      276,517     111,637     (31,540)      356,614

Direct selling                    122,656      67,354      46,061       236,071
Contribution                      153,860      44,283     (77,601)      120,542

Joint overhead costs                                                    603,178

Operating loss                                                         (482,636)

     No individual customer made up ten percent or more of revenue during the period.

     Prior to the acquisition of Old Laminaire, all of the Company's revenues and operations pertained to and was generated by TCS. A summary of TCS' operations, all of which are included in Discontinued Operations is as follows for the six months ended June 30, 1998:

Revenues                                                 $  961,799
Cost of revenues                                          1,021,270
Gross profit                                                (59,471)
Operating expenses                                         (481,483)
Operating loss                                             (540,934)

     The Income from Discontinued Operations in 1999 relates to a revision of the estimated closedown costs of the TCS business.

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

     o    Trying to identify and correct defects in newly introduced products.

     o Limiting bidding activities for TCS contracts to potential contracts in which TCS anticipated having a commercial advantage over its competition and which did not include products experiencing significant technical problems.

     o Investigating whether there was a cost-effective way to incorporate TCS technology into Old Laminaire products to give such products a competitive advantage.

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

     Old Laminaire had operated profitably prior to its acquisition by the Company. However, subsequent to such acquisition its reported operating results are and will continue to be burdened by (i) the amortization of goodwill and other purchase adjustments required by generally accepted accounting principles;
(ii) the costs associated with being a public company; and (iii) interest and debt service costs. In addition, the Company received significantly fewer sales orders in the period September 1998 to May 1999 than it had received in previous periods. It is not certain as to the reason for this decline but believes that the industry has gotten more price competitive resulting in numerous bids being lost on a price basis. Old Laminaire also had been considered a "minority owned" business prior to its acquisition by the Company. There is no way to measure fully the impact of the loss of that designation in the bidding process. The decrease in sales during the period resulted in the Company having to "stretch" vendor payables that, in turn, has created some delivery problems. Accordingly, the Company believes that it needs a greater volume of revenue over which to spread fixed costs or a plan to reduce the interest and fixed facilities' costs. The Company has instituted a three-step plan to rectify the situation:

     o Management decided to sell the Company's building in Rahway, NJ and will use the proceeds therefrom to reduce indebtedness.

     o The Company established a new incentive plan for its salesmen. Overall sales order volume increased in June and July bringing the backlog to $2,549,315 at July 31, 1999. The Company will have to work with its vendors to be able to obtain the materials necessary to produce and deliver this backlog on a timely basis.

     o    The Company has and will continue to reduce payroll costs.

In addition, the Company will vigorously pursue (i) increasing its network of independent sales representatives and (ii) review and, where appropriate, change its purchasing policies.

     No assurances can be given that the Company will be successful in this undertaking.

Operations

     Prior to the acquisition of Old Laminaire, the Company had one business, the controls system business. Immediately following the acquisition of Old Laminaire, the Company operated with four divisions - Cleanroom Manufacturing ("CM"), Cleanroom Distribution ("CD"), and Electronic Manufacturing ("EM") (all of which were acquired from Old Laminaire), and TCS. In June 1998, the Company discontinued TCS because of ongoing operating losses and Management's decision that the risk associated with TCS' research and development and other requirements did not constitute an effective use of the Company's limited resources. Prior to the acquisition of Old Laminaire, TCS made up all of the Company's operations.

     The table below sets forth the sales and operating results of each division for the six months ended June 30, 1999. All of these operating divisions share the same facility and use a common administrative pool. These joint costs have been allocated using various formulas developed by the former management of Old Laminaire. The Company is currently reviewing the allocation bases being used and may revise or modify such bases.

                                   CM          CD         EM           Total
Revenues                        $900,461    $746,326    $296,604     $1,943,391
Cost of revenues                 623,944     634,689     328,144      1,586,777
Gross profit                     276,517     111,637     (31,540)       356,614

Direct selling                   122,656      67,354      46,061        236,071
Contribution                     153,860      44,283     (77,601)       120,542

Joint overhead costs                                                    603,178

Operating loss                                                         (482,636)

     The corresponding information for 1998 follows:

                         EM         CD        LM (1)        CM          Total

Sales                 $770,784   $867,770    $410,913   $1,108,540   $3,158,007
Cost of Sales          747,985    928,386     386,663    1,061,561    3,124,595
Gross Profit           $22,799   ($60,616)    $24,250      $46,979       33,412
Percentage               2.95%     (6.98%)      5.90%        4.23%        1.05%

(1) The LM products represent "Low Margin" products that were sold to certain large customers. The Company phased out of that business in 1998.

     Revenues from Continuing Operations decreased by $1,214,617 during the six months ended June 30, 1999 compared with the corresponding period in 1998 because the level of new orders received were down in all divisions, especially EM. The downturn in orders, in some instances, appears to have been a function of timing and in others may have resulted in the Company no longer being considered a "disadvantaged" or "minority-owned" business. However, the Company is unable to determine the reason for not receiving other orders. While there are significant proposals outstanding, there can be no assurances given that the negative trend in sales will not continue.

     Many of the Company's costs are fixed. Therefore, a decrease in sales results in a significant decrease in gross profit percentage. Although the percentages reported from year-to-year did not vary from 20%, the amounts in 1998 included $410,913 in "low margin" sales. There were no such sales in 1999.

     General and administrative expenses for the six months ended June 30, 1999 increased because ongoing operations assumed various functions previously performed by employees of the discontinued business and certain functions were redefined. In addition, advertising expenses increased by approximately $5,419.

     No net benefit was recognized for the benefit of Federal income tax loss carryforwards because of the uncertainty of utilization of such carryforwards.

Discontinued Operation

     As previously indicated, the Company discontinued TCS in June 1998. A summary of TCS' operations for the six months ended June 30, 1998 follows:

Revenues                                                 $  961,799
Cost of revenues                                          1,021,270
Gross profit                                                (59,471)
Operating expenses                                         (481,483
Operating loss                                             (540,934)

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

     Through June 30, 1999, an aggregate of $1,410,000 of the principal amount of the convertible debt has been converted into Common Stock. Approximately, 3,268,000 shares are issuable in connection with these agreements.

     The Company also borrowed $200,000 from an individual investor. The terms and conditions of such borrowing have not yet been finalized and, accordingly, such note is classified as a current liability in the accompanying Consolidated Balance Sheet at June 30, 1999.

     To the extent that a portion of principal of the Convertible Note and Debentures is not converted, the Company will seek a funding source to refinance such indebtedness. No assurance can be given that the Company will be successful in such efforts.

Subsequent Event - In August 1999, the Company borrowed $102,000 from an entity affiliated with one of its directors. The proceeds were used to pay obligations due under the First Note described above. The note is due on demand, bears interest at the rate of nine percent per annum and is convertible at a price equivalent to 70% of the bid price on the date of the note.

Lack of Credit Facilities - Laminaire does not have any working capital or other credit facilities. Laminaire is dependent on revenue from operations and recently has had difficulties satisfying its obligations when due. However, it may require credit facilities or other source of liquidity to meet the needs of its business. No assurance can be given that it will obtain such financing or, if available, on terms acceptable to Laminaire.

Plans - The Company believes that it needs a greater volume of revenue over which to spread fixed costs or a plan to reduce the interest and fixed facilities' costs. The Company has instituted a three-step plan to rectify the situation:

     o Management decided to sell the Company's building in Rahway, NJ and will use the proceeds therefrom to reduce indebtedness.

     o The Company established a new incentive plan for its salesmen. Overall sales order volume increased in June and July bringing the backlog to $2,549,316 at July 31, 1999. The Company will have to work with its vendors to be able to obtain the materials necessary to produce and deliver this backlog on a timely basis.

     o    The Company has and will continue to reduce payroll costs.

In addition, the Company will vigorously pursue (i) increasing its network of independent sales representatives and (ii) review and, where appropriate, change its purchasing policies.

     No assurances can be given that the Company will be successful in these undertakings.

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

Year 2000 Issues

     Management has initiated a company-wide program and has developed a formal plan of implementation to prepare the Company for the Year 2000. This includes taking actions designed to ensure that the Company's information technology ("IT") systems, products and infrastructure are Year 2000 compliant and that its customers, suppliers and service providers have taken similar action. The Company is in the process of evaluating its internal issues - all of its IT systems, products, equipment and other facilities systems. At this time, Management believes that the Company does not have any internal problem other than to upgrade some of its software to available new releases that are Year
2000 compliant. With respect to its external issues - customers, suppliers and service providers, the Company is surveying them primarily through written correspondence. Despite the efforts to survey customers, suppliers and service providers, Management cannot be certain as to the actual Year 2000 readiness of these third parties. To the extent any of its suppliers or service providers are not Year 2000 ready, the Company believes that it will be able to obtain other suppliers or service providers without a significant interruption to its business. To date, the Company has not formulated a Year 2000 contingency plan. Based upon responses to its inquiries, the Company will determine the need for a contingency plan by the end of the third quarter of 1999. The Company anticipates completing its Year 2000 project in mid 1999.

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


                                        Laminaire Corporation
                                             (Registrant)


                                        /S/  Antonio Garay
                                        --------------------------------
                                        ANTONIO GARAY
                                        President


Date:    August 19, 1999