Form 10QSB
period 1999-09-30
LAMINAIRE CORP
filed 1999-11-29
CIK 934379

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Nine Months Ended                                 Commission File Number
   September 30, 1999                                           33-87284-N4



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

Yes _X_                                                                No __



At September 30, 1999, the latest practicable date, there were 7,258,649 shares of Common Stock outstanding, $.001 par value.

                              Laminaire Corporation


                                      INDEX

                                                                            PAGE
PART I.
FINANCIAL INFORMATION

Item 1.

Unaudited Consolidated Financial Statements:

Condensed Consolidated Balance Sheets
as of September 30, 1999 and December 31, 1998                                 3

Condensed Consolidated Statements of Operations
For the Nine Months Ended September 30, 1999 and 1998                          5

Condensed Consolidated Statements of Operations                                6
For the Three Months Ended September 30, 1999 and 1998

Condensed Statements of Consolidated Cash Flows
For the Nine Months Ended September 30, 1999 and 1998                          7

Condensed Consolidated Statement of Stockholders' Equity for the Nine
Months Ended September 30, 1999                                                8

Notes to Condensed Consolidated Financial Statements                           9

Item 2.

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                           16

PART II.
OTHER INFORMATION                                                             23

                              Laminaire Corporation


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                           September 30, 1999  December 31, 1998
                                              (unaudited)

Current Assets:
Cash                                           $   28,584          $   79,785
Accounts receivable-net of allowance of
$19,307 and $68,039                               390,028             656,886
Inventories                                       459,440             534,982
Prepaid expenses and other                         82,311             125,052
                                               ----------          ----------

                  Total Current Assets            960,363           1,396,705

Property and Equipment - net                    2,077,981           2,190,898

Other Assets                                    3,106,475           1,930,092
                                               ----------          ----------

Total Assets                                   $6,144,819          $5,517,695
                                               ==========          ==========



            See Notes to Condensed Consolidated Financial Statements.

                              Laminaire Corporation


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                      September 30, 1999  December 31,1998
                                                         (unaudited)
Current Liabilities:
Notes payable and current portion of long-term debt      $   537,419       $   460,373
Accounts payable                                           1,046,296           796,297
Accrued expenses and other                                   136,460           336,118
Net liabilities of discontinued operation                    271,523           303,347
                                                         -----------       -----------
                         Total Current Liabilities         1,991,698         1,896,135

Long-Term Debt                                             2,218,218         2,250,519
Deferred Income                                            1,300,000                 0
                                                         -----------       -----------

                  Total Liabilities                        5,509,916         4,146,654
                                                         -----------       -----------

Commitments and Contingencies

Stockholders' Equity:
Common Stock, $.001 par value,
25,000,000 shares authorized;
7,258,649 and 3,855,267 shares issued                          7,258             3,855
Additional paid-in capital                                 6,766,012         6,681,117
Deficit                                                   (5,978,367)       (5,153,931)
                                                         -----------       -----------
                                                             794,903         1,531,041

          Less - Note receivable                            (160,000)         (160,000)
                                                         -----------       -----------
          Stockholders' Equity-net                           634,903         1,371,041
                                                         -----------       -----------

Total Liabilities and Stockholders' Equity               $ 6,144,819       $ 5,517,695
                                                         ===========       ===========



            See Notes to Condensed Consolidated Financial Statements.

                              Laminaire Corporation


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                    1999             1998


CONTINUING OPERATIONS:
Sales                                           $ 2,858,234       $ 4,723,066
Cost of Sales                                     2,312,285         3,453,532
                                                -----------       -----------

Gross Profit                                        545,949         1,269,534
                                                -----------       -----------

Expenses
     Selling and administrative expenses          1,110,313         1,284,637
                                                -----------       -----------
     Total expenses                               1,110,313         1,284,637
                                                -----------       -----------

Operating loss                                     (564.364)          (15,103)
Other-net (principally interest)                   (220,102)         (217,371)
Income taxes                                              0
                                                -----------       -----------
Loss from continuing operations                    (784,466)         (232,474)
                                                -----------       -----------

DISCONTINUED OPERATIONS:
Loss from operations                                 95,082          (540,934)
Income (Loss) from disposal and close down                0          (611,570)
                                                -----------       -----------
Income (Loss) from discontinued operation            95,082        (1,152,504)
                                                -----------       -----------

NET LOSS                                        $  (689,384)      $(1,384,978)
                                                ===========       ===========

BASIC LOSS PER SHARE:
Continuing Operations                           $      (.16)      $      (.07)
Discontinued Operations                                 .02              (.35)
                                                -----------       -----------
Net Loss                                        $      (.14)      $      (.42
                                                ===========       ===========
Weighted average number of common and
Common equivalent shares outstanding              4,993,228         3,264,702
                                                ===========       ===========


            See Notes to Condensed Consolidated Financial Statements.

                              Laminaire Corporation


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)




                                                     1999               1998
                                                     ----               ----
CONTINUING OPERATIONS:
Sales                                            $   914,843        $ 1,565,058
Cost of sales                                        725,508          1,158,457
                                                 -----------        -----------

Gross profit                                         189,335            406,601
                                                 -----------        -----------

Operating Expenses                                   271,062            456,920
                                                 -----------        -----------

Income (Loss) from operations                        (81,727)           (50,319)
Operating loss
Other- net (principally interest)                    (67,647)           (58,184)
Income taxes                                               0                  0
                                                 -----------        -----------
Loss from continuing operations                     (149,374)          (108,503)
                                                 -----------        -----------

DISCONTINUED OPERATIONS:
Loss from operations                                                    (88,378)
Loss from disposal and close down                                             0
Loss from discontinued operation                                        (88,378)
                                                                    -----------

NET LOSS                                         $  (149,374)       $  (196,881)
                                                 ===========        ===========

BASIC LOSS PER SHARE:
Continuing Operations                            $      (.02)       $      (.03)
Discontinued Operations                                   .0               (.03)
                                                 -----------        -----------
Net Loss                                         $      (.02)       $      (.06)
                                                 ===========        ===========
Weighted average number of common and
Common equivalent  shares outstanding              7,258,649          3,264,702
                                                 ===========        ===========



            See Notes to Condensed Consolidated Financial Statements.

                              Laminaire Corporation


                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1999 and 1998
                                   (UNAUDITED)



                                                           1999              1998
Cash flows from operating activities:
Net loss                                               $  (689,384)      $(1,384,978)
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
(Income) Loss from discontinued operations                 (95,082)        1,152,504
Depreciation and amortization                              234,981           213,164
Decrease in net operating assets                           458,029           901,570
                                                       -----------       -----------
Net cash provided (used) by continuing operations          (91,456)          882,260

Net cash(used by) discontinued operations                                   (677,476)
                                                       -----------       -----------
Net cash used by all operating activities                  (91,456)         (204,784)
                                                       -----------       -----------

Cash flows (used in )investing activities:
Purchase of property and equipment                               0           (78,681)
                                                       -----------       -----------

Cash flows from financing activities:
New borrowings                                             102,000
Repayment of debt                                         (146,745)         (265,107)
Issuance of securities                                      85,000            60,000
Deferred financing costs                                                     (92,500)
                                                       -----------       -----------
           Total                                            40,255          (297,607)
                                                       -----------       -----------

Net increase (decrease) in cash                            (51,201)         (171,504)
Cash and cash equivalents - beginning                       79,785           299,179
                                                       -----------       -----------
Cash and cash equivalents - ending                     $    28,584       $   127,695
                                                       ===========       ===========



            See Notes to Condensed Consolidated Financial Statements.

                              Laminaire Corporation



            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED SEPT. 30, 1999
                                   (UNAUDITED)


                                  Common Stock    Additional Paid-in   Accumulated Deficit     Note Receivable
                                                       Capital                                                         Total
                                  ------------   -------------------   -------------------     ---------------     ------------
Balance, January 1, 1999           $     3,855       $ 6,681,117          $(5,288,983)           $  (160,000)       $ 1,235,989

Issuance of equity securities            3,403            84,895                                                         88,298

Net loss                                                                     (689,384)                                 (689,384)
                                   -----------       -----------          -----------            -----------        -----------
Balance, Sept. 30, 1999            $     7,258       $ 6,766,012          $(5,978,367)           $  (160,000)       $   634,903
                                   ===========       ===========          ===========            ===========        ===========




            See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1--BASIS OF PRESENTATION

     The accompanying interim condensed consolidated financial statements for the three-and nine month periods ended September 30, 1999 and 1998 are unaudited and include all adjustments considered necessary by Management for a fair presentation. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These consolidated financial statements should be read in conjunction with the information filed as part of the Company's Annual Report on Form 10-KSB.

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

Revenue Recognition

     Revenue for product sales is recognized in the period in which the product is shipped. Contract revenues and profits are recognized on a percentage-of-completion basis using the cost-to-cost method under which sales and profits are recorded based on the ratio of costs incurred through the measurement date to estimated total costs at completion. At September 30, 1999, unbilled receivables were de minimis.

     Revisions to contract estimates of revenue and profits are reflected in the earnings of the period in which the revisions are made. Anticipated losses on contracts-in-progress are charged to earnings when identified.

Inventories

     Inventories are stated at the lower of cost with cost being determined using the first-in, first-out cost flow assumption. At September 30, 1999, inventories consist of:

                   Raw Materials                    $ 85,550

                   Work-in-process                   269,426

                   Finished Goods                    104,464
                                                    --------

                   Total                            $459,440
                                                    ========

     Finished goods represent products purchased from outside vendors for distribution to customers (see Note 6).

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

Statement of Consolidated Cash Flows

     Interest paid for the nine months ended September 30, 1999 was approximately $220,102. For the purposes of this statement, investments and time deposits having an initial term of 90 days or less are considered to be cash equivalents.

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

NOTE 3--ACQUISITION OF OLD LAMINAIRE

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

     Through September 30, 1999, an aggregate of $1,410,000 of the principal amount of the debentures has been converted into Common Stock.

     The Company also borrowed $200,000 from an individual investor. The terms and conditions of such borrowing have not yet been finalized and, accordingly, such note is classified as a current liability in the accompanying Consolidated Balance Sheet at September 30, 1999.

Other Borrowings - In August 1999, the Company borrowed $102,000 from an entity affiliated with one of its directors. The proceeds were used to pay obligations due under the First Note described above. The note is due on demand, bears interest at the rate of nine percent per annum and is convertible into the Company's Common Stock at a price equivalent to 70% of the bid price on the date of the note.

NOTE 4--INCOME TAXES

     The Company has established reserves for the entire benefit associated with the unused Federal income tax loss carryforwards.

NOTE 5--SEGMENTS AND DISCONTINUED OPERATION

     Prior to the acquisition of Old Laminaire, the Company had one business, the controls system business. In the period immediately following the acquisition of Laminaire, the Company operated with four divisions or product groups - Cleanroom Manufacturing ("CM"), Cleanroom Distribution ("CD"), Electronic Manufacturing ("EM"), and TCS. TCS' operations were discontinued in June 1998 because of ongoing operating losses and the estimated future investment in research and development was not deemed an effective use of the Company's resources.

     The table below sets forth the sales and operating profits contributed to continuing operations by division or product group for the nine months ended September 30, 1999. All of these operating divisions share the same facility and use a common administrative pool. These joint costs have been allocated using various formulas developed by the former management of Old Laminaire. The Company is currently reviewing the allocation bases being used and may revise or modify such bases.


                                 CM                  CD                  EM                 Total
Revenues                    $ 1,317,376         $ 1,036,840         $   504,018         $ 2,858,234
Cost of revenues              1,028,280             832,432             451,573           2,312,285
Gross profit                    289,096             204,408              52,445             545,949

Direct selling                  172,915              90,935              63,851             327,701
Contribution                    116,181             113,473             (11,406)            218,248

Joint overhead costs            270,187             209,054             236,909             716,150

Operating loss              $  (154,006)        $   (95,579)        $  (248,315)        $  (497,900)
Corporate                                                                                    66,464
Net Loss                                                                                   (564,364)

     No individual customer made up ten percent or more of revenue during the period.

     Prior to the acquisition of Old Laminaire, all of the Company's revenues and operations pertained to and was generated by TCS. A summary of TCS' operations, all of which are included in Discontinued Operations is as follows for the nine months ended September 30, 1998:

Revenues                         $961,799
Cost of revenues                1,021,270
Gross profit                     (59,471)
Operating expenses              (481,463)
Operating loss                  (540,934)

     The Income from Discontinued Operations in 1999 relates to a revision of the estimated closedown costs of the TCS business.

NOTE 6 -- OTHER MATTERS

     In August 1999, the Company sold the customer and vendor lists of its distribution product group to The SL Group, Inc. The purchase price consisted of 100,000 shares of common stock, notes payable to the Company in the aggregate principal amount of $500,000 and the assumption of accounts payable and accrued expenses of up to approximately $125,000. The notes payable bear interest at eight percent per annum. One of the notes in the principal amount of $200,000 is payable in 12 equal quarterly installments, and the other note in the principal amount of $300,000 is payable in 20 equal quarterly installments. The SL Group, Inc. has the right to offset the principal amount of a $102,000 demand note that it made to Laminaire, in whole or in part, against any payment due to Laminaire under these note agreements. In addition, The SL Group, Inc. guaranteed payments due by Laminaire to certain vendors in an amount of approximately $300,000 and can offset any amounts paid to satisfy such amounts due by Laminaire to its vendors against any amount due to Laminaire under the note agreements. The first installments due under the note agreements are payable at the earlier of our completion of a public offering or March 31, 2000. For financial reporting purposes this transaction gives rise to a gain of approximately $1,300,000 which has been deferred until the completion of the SL Group's initial public offering. All of the assets acquired are included in the caption "Other Assets." One of the Company's directors is also a director and officer of The SL Group, Inc. This director did not participate in the Board of Directors vote on this transaction.

     The Company has the right to continue in various areas of the distribution business but may lack the financial resources to do so. A decision will be made during the fourth quarter of 1999. If the Company does not continue in any area of the distribution business, all previous revenues related to the distribution business will be reclassified and reported in discontinued operations.

     The Company has also entered into a contract to sell its building to an unrelated party for a selling price of $2,100,000. The closing is scheduled for December 1999 or January 2000. The sale, if completed as set forth in the contract, will give rise to a gain for financial reporting purposes of approximately $250,000. The proceeds will be used to repay the First Note and certain other indebtedness.

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

     Old Laminaire reported profitable operations prior to its acquisition by the Company. However, subsequent to such acquisition its reported operating results are and will continue to be burdened by (i) the amortization of goodwill and other purchase adjustments required by generally accepted accounting principles; (ii) the costs associated with being a public company; and (iii) interest and debt service costs. In addition, the Company received significantly fewer sales orders in the period September 1998 to September 1999 than it had received in previous periods. It is not certain as to the reason for this decline but believes that the industry has gotten more price competitive resulting in numerous bids being lost on a price basis. Old Laminaire also had been considered a "minority owned" business prior to its acquisition by the Company. There is no way to measure fully the impact of the loss of that designation in the bidding process. The decrease in sales during the period resulted in the Company having to "stretch" vendor payables that, in turn, has created some delivery problems. Accordingly, the Company believes that it needs a greater volume of revenue over which to spread fixed costs or a plan to reduce the interest and fixed facilities' costs. The Company has instituted a three-step plan to rectify the situation:

o Management decided to sell the Company's building in Rahway, NJ and will use the proceeds therefrom to reduce indebtedness.

o The Company established a new incentive plan for its salesmen. Overall sales order volume increased thereafter bringing the backlog to $2,813,075 at October 31, 1999.

     The Company will have to work with its vendors to be able to obtain the materials necessary to produce and deliver this backlog on a timely basis.

o    The Company has and will continue to reduce payroll costs.

In addition, the Company will vigorously pursue (i) increasing its network of independent sales representatives and (ii) review and, where appropriate, change its purchasing policies. The Company has also entered into a contract to sell its building to an unrelated party for a selling price of $2,100,000. The closing is scheduled for December 1999 or January 2000. The sale, if completed as set forth in the contract, will give rise to a gain for financial reporting purposes of approximately $250,000. The proceeds will be used to repay indebtedness. Following the sale of the building, the Company will lease a portion of it back from the new owner at a rental expense significantly below its current facility costs. In addition, management will actively pursue an outsourcing program for as much manufacturing as possible. This program, if implemented as planned, will reduce fixed costs and better match cash flow with cash expenditures.

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

     The table below sets forth the sales and operating results of each division and product group for the nine months ended September 30, 1999. All of these operating divisions share the same facility and use a common administrative pool. These joint costs have been allocated using various formulas developed by the former management of Old Laminaire. The Company is currently reviewing the allocation bases being used and may revise or modify such bases.



                                CM                    CD                  EM                Total
Revenues                    $ 1,317,376         $ 1,036,840         $   504,018         $ 2,858,234
Cost of revenues              1,028,280             832,432             451,573           2,312,285
Gross profit                    289,096             204,408              52,445             545,949

Direct selling                  172,915              90,935              63,851             327,701
Contribution                    116,181             113,473             (11,406)            218,248

Joint overhead costs            270,187             209,054             236,909             716,150

Operating loss                 (154,006)            (95,579)           (248,315)           (497,900)

Corporate                                                                                    66,464

Net Profit (Loss)                                                                       $  (564,364)

     The Company sold the vendor and customer lists associated with its CD Product Group but has the right to continue in various areas of the distribution business. However, it may lack the financial resources to do so. A decision will be made during the fourth quarter of 1999. If the Company does not continue in any area of the distribution business, all previous revenues related to the distribution business will be reclassified and reported in discontinued operations.

     The corresponding information for 1998 follows:


                          EM                  CD                    CM                Total

Sales                $ 1,172,481         $ 1,859,218          $ 1,740,167         $ 4,723,066
Cost of Sales          1,143,121           1,859,218            1,619,911           4,622,252
Gross Profit              29,360             (48,800)             120,256             100,814
Percentage                  2.50%               (2.6%)                6.9%                2.1%

(1) The LM products represent "Low Margin" products that were sold to certain large customers. The Company phased out of that business in 1998 when it became apparent that most contracts would not be renewed when the Company was no longer considered to be "minority-owned."

     Revenues from Continuing Operations decreased by $1,864,832 during the nine months ended September 30, 1999 compared with the corresponding period in 1998 because the level of new orders received were down in all divisions. The downturn in orders, in some instances, appears to have been a function of timing and in others may have resulted in the Company no longer being considered a "disadvantaged" or "minority-owned" business. However, the Company is unable to determine the reason for not receiving other orders. While there are significant proposals outstanding, there can be no assurances given that the negative trend in sales will not continue.

     Many of the Company's costs are fixed. Therefore, a decrease in sales results in a significant decrease in gross profit percentage.

     General and administrative expenses for the nine months ended September 30, 1999 increased because ongoing operations assumed various functions previously performed by employees of the discontinued business and certain functions were redefined.

     No net benefit was recognized for the benefit of Federal income tax loss carryforwards because of the uncertainty of utilization of such carryforwards.

Discontinued Operation

     As previously indicated, the Company discontinued TCS in June 1998. A summary of TCS' operations for the nine months ended September 30, 1998 follows:

Revenues                          $961,799
Cost of revenues                 1,021,270
Gross profit                      (59,471)
Operating expenses                (481,483
Operating loss                   (540,934)

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

     Through September 30, 1999, an aggregate of $1,410,000 of the principal amount of the convertible debt has been converted into Common Stock.

     The Company also borrowed $200,000 from an individual investor. The terms and conditions of such borrowing have not yet been finalized and, accordingly, such note is classified as a current liability in the accompanying Consolidated Balance Sheet at September 30, 1999.

     To the extent that a portion of principal of the Convertible Note and Debentures is not converted, the Company will seek a funding source to refinance such indebtedness. No assurance can be given that the Company will be successful in such efforts.

Other Borrowings - In August 1999, the Company borrowed $102,000 from The SL Group, Inc., an entity affiliated with one of its directors. The proceeds were used to pay obligations due under the First Note described above. The note is due on demand, bears interest at the rate of nine percent per annum and is convertible into the Company's Common Stock at a price equivalent to 70% of the bid price on the date of the note.

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

Plans - The Company believes that it needs a greater volume of revenue over which to spread fixed costs and a plan to reduce the interest and fixed facilities' costs. The Company has instituted a plan to rectify the situation:

o In August 1999, the Company sold the customer and vendor lists of its distribution product group to the SL Group, Inc. The purchase price consisted of 100,000 shares of common stock, notes payable to the Company in the aggregate principal amount of $500,000 and the assumption of accounts payable and accrued expenses of up to approximately $125,000. For financial reporting purposes this transaction gives rise to a gain of approximately $1,300,000 which has been deferred until the completion of The SL Group's initial public offering. If the Company realizes the potential gain from this transaction, it will use the proceeds to satisfy trade debt and for general working capital purposes.

o The Company has also entered into a contract to sell its building to an unrelated party for a selling price of $2,100,000. The closing is scheduled for December 1999 or January 2000. The sale, if completed as set forth in the contract, will give rise to a gain for financial reporting purposes of approximately $250,000. The proceeds will be used to repay the First Note and certain other indebtedness.

o The Company will reduce fixed costs by reducing its facilities costs following the sale of the building and by outsourcing various manufacturing functions currently performed in-house.

o The Company will seek to obtain financing for its accounts receivable following the satisfaction of the First Note.

     No assurances can be given that the Company will be successful in these undertakings.

     The Company also modified its systems such that it now qualifies to receive progress payments for certain contracts with the Defense Department. Contracts aggregating $1,713,275 (out of a total backlog of $2,813,075) are included in backlog at October 31, 1999 and are now subject to the receipt of progress payments.

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

Year 2000 Issues

     Management has initiated a company-wide program and has developed a formal plan of implementation to prepare the Company for the Year 2000. This includes taking actions designed to ensure that the Company's information technology ("IT") systems, products and infrastructure are Year 2000 compliant and that its customers, suppliers and service providers have taken similar action. The Company is in the process of evaluating its internal issues - all of its IT systems, products, equipment and other facilities systems. At this time, Management believes that the Company does not have any internal problem other than to upgrade some of its software to available new releases that are Year
2000 compliant. With respect to its external issues - customers, suppliers and service providers, the Company is surveying them primarily through written correspondence. Despite the efforts to survey customers, suppliers and service providers, Management cannot be certain as to the actual Year 2000 readiness of these third parties. To the extent any of its suppliers or service providers are not Year 2000 ready, the Company believes that it will be able to obtain other suppliers or service providers without a significant interruption to its business. To date, the

Company has not formulated a Year 2000 contingency plan. Based upon responses to its inquiries, the Company is not aware of any significant problems but is installing new accounting software.

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


                                                       Laminaire Corporation
                                                           (Registrant)




                                                       /s/ Antonio Garay
                                                       ------------------
                                                           ANTONIO GARAY
                                                             President



Date:    November 29, 1999